Form 10-Q
period 2024-06-30
Eureka Acquisition Corp
filed 2024-08-14
CIK 2000410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-42152

Eureka Acquisition Corp
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite 1608, 16th Floor

Fortress Tower, 250 King’s Road

North Point, Hong Kong

(Address of principal executive offices)

(+1) 949 899 1827

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, consisting of one Ordinary Share, $0.0001 par value, and one Right to acquire one-fifth of one Ordinary Share	EURKU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	EURK	The Nasdaq Stock Market LLC
Rights, each whole right to acquire one-fifth of one Class A ordinary share	EURKR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (clso§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of August 14, 2024, there were 6,208,000 Class A ordinary shares of the Company, par value $0.0001 per share, and 1,437,500 Class B ordinary shares of the Company, par value $0.0001 per share, issued and outstanding, respectively.

EUREKA ACQUISITION CORP

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

TABLE OF CONTENTS

		Page
Part I.	Financial Information	1
Item 1.	Financial Statements (Unaudited)	1
	Condensed Balance Sheet as of June 30, 2024 (Unaudited) and September 30, 2023	1
	Unaudited Condensed Statement of Operations for the Three and Nine Months Ended June 30, 2024 and for the period from June 13, 2023 (inception) to June 30, 2023	2
	Unaudited Condensed Statement of Changes in Shareholder’s Equity (Deficit) for the Three and Nine Months Ended June 30, 2024 and for the period from June 13, 2023 (inception) to June 30, 2023	3
	Unaudited Condensed Statement of Cash Flows for the Nine Months Ended June 30, 2024 and for the period from June 13, 2023 (inception) to June 30, 2023	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17
Part II	Other Information	18
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults upon Senior Securities	18
Item 4.	Mine Safety Disclosures	18
Item 5.	Other Information	18
Item 6.	Exhibits	19
Signatures		20

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EUREKA ACQUISITION CORP
CONDENSED BALANCE SHEETS

	June 30, 2024	September 30, 2023
	(Unaudited)
Assets
Current Assets
Cash	$57,877	$—
Prepaid expenses	7,474	47,200
Total Current Assets	65,351	47,200

Non-current Assets
Deferred offering costs	224,306	236,902
Total Assets	$289,657	$284,102

Liabilities and Shareholder’s (Deficit) Equity
Current Liabilities
Accounts payable and accrued expenses	$13,163	$160,416
Due to related party	1,056	—
Promissory note – related party	369,011	104,011
Total Current Liabilities	383,230	264,427
Total Liabilities	383,230	264,427

Commitments and Contingencies (Note 6)

Shareholder’s (Deficit) Equity:
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 390,000,000 shares authorized, none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 1,437,500 shares issued and outstanding(1)	144	144
Additional paid-in capital	24,856	24,856
Accumulated deficit	(118,573)	(5,325)
Total Shareholder’s (Deficit) Equity	(93,573)	19,675
Total Liabilities and Shareholders’ (Deficit) Equity	$289,657	$284,102

(1)	This number includes an aggregate of up to 187,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

EUREKA ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2024	For the Nine Months Ended June 30, 2024	For the Period from June 13, 2023 (inception) to June 30, 2023
Formation and operating costs	$29,349	$113,248	$3,957
Net loss	$(29,349)	$(113,248)	$(3,957)

Basic and diluted weighted average Class B ordinary shares outstanding(1)	1,250,000	1,250,000	1,250,000

Basic and diluted net loss per Class B ordinary share	$(0.02)	$(0.09)	$(0.00)

(1)	This number excludes an aggregate of up to 187,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

EUREKA ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2024

	Preference		Ordinary Shares				Additional		Total Shareholder’s
	Shares		Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares(1)	Amount	Capital	Deficit	(Deficit)
Balance as of March 31, 2024	—	$—	—	$—	1,437,500	$144	$24,856	$(89,224)	$(64,224)
Net loss	—	—	—	—	—	—	—	(29,349)	(29,349)
Balance as of June 30, 2024	—	$—	—	$—	1,437,500	$144	$24,856	$(118,573)	$(93,573)

FOR THE NINE MONTHS ENDED JUNE 30, 2024

	Preference		Ordinary Shares				Additional		Total Shareholder’s
	Shares		Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares(1)	Amount	Capital	Deficit	(Deficit)
Balance as of September 30, 2023	—	$—	—	$—	1,437,500	$144	$24,856	$(5,325)	$19,675
Net loss	—	—	—	—	—	—	—	(113,248)	(113,248)
Balance as of June 30, 2024	—	$—	—	$—	1,437,500	$144	$24,856	$(118,573)	$(93,573)

FOR THE PERIOD FROM JUNE 13, 2023 (INCEPTION) TO JUNE 30, 2023

	Preference		Ordinary Shares				Additional		Total
	Shares		Class A		Class B		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 13, 2023 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Founder shares issued to initial shareholders (1)	—	—	—	—	1,437,500	144	24,856	—	25,000
Net loss	—	—	—	—	—	—	—	(3,957)	(3,957)
Balance as of June 30, 2023	—	$—	—	$—	1,437,500	$144	$24,856	$(3,957)	$21,043

(1)	This number includes an aggregate of up to 187,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

EUREKA ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended June 30, 2024	For the Period from June 13, 2023 (inception) to June 30, 2023
Cash Flows from Operating Activities:
Net loss	$(113,248)	$(3,957)
Adjustment to reconcile net loss to net cash used in operating activities:
Formation costs paid via promissory note – related party	—	3,957
Changes in operating assets and liabilities:
Prepaid expenses	39,726	—
Accounts payable and accrued expenses	13,163	—
Net Cash Used in Operating Activities	(60,359)	—

Cash Flows from Financing Activities:
Borrowings via promissory note – related party	265,000	—
Payment of deferred offering costs	(146,764)	—
Net Cash Provided by Financing Activities	118,236	—

Net Change in Cash	57,877	—

Cash, beginning of period	—	—
Cash, end of period	$57,877	$—

Supplemental Disclosure of Cash Flow Information:
Reversal of deferred offering cost being waived	$(100,000)	$—
Deferred offering costs paid via promissory note – related party	$—	$50,000
Formation costs paid via promissory note – related party	$—	$3,957
Formation costs paid by related party	$1,056	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

EUREKA ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization, Business Operation and Going Concern Consideration

Eureka Acquisition Corp (the “Company”) is a blank check company incorporated in the Cayman Islands on June 13, 2023. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which is referred to as a “target business.” (the “Business Combination”) The Company does not have any specific Business Combination under consideration and the Company has not (nor has anyone on its behalf), directly or indirectly, contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to such a transaction. The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic location but will initially focus in Asia. The Company may consummate a Business Combination with an entity located in People’s Republic of China (“PRC” including Hong Kong and Macau). Further, due to the fact that a majority of the Company’s executive officers and directors are located in or have significant ties to China, it may make us a less attractive partner to certain potential target businesses, including non-China or non-Hong Kong-based target companies, and such perception may potentially limit or negatively impact its search for an initial Business Combination or may therefore make it more likely for the Company to consummate a Business Combination with a company based in or having the majority of its operations in PRC and/or Hong Kong. The Company has selected September 30 as its fiscal year end.

As of June 30, 2024, the Company had not commenced any operations. For the period from June 13, 2023 (inception) through June 30, 2024, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering (the “IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Units (as defined below).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company’s founder and sponsor is Hercules Capital Management Corp, a British Virgin Islands company (the “Sponsor”). The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through the IPO (see Note 3) and a private placement to the initial shareholder (see Note 4).

On July 3, 2024, the Company consummated its IPO of 5,000,000 units (“Units”). Each Unit consists of one Class A ordinary share, $0.0001 par value per share, and one right to receive one-fifth of one Class A ordinary share upon the completion of the initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $50,000,000. On July 3, 2024, the underwriter notified the Company of its exercise of the over-allotment option in full to purchase additional 750,000 Units (the “Option Units”) of the Company (the “Over-Allotment Option”). As a result, on July 8, 2024, 750,000 Units were sold to the underwriter at an offering price of $10.00 per Option Unit (the “Option Units” and together with the Units, collectively, the “Public Units”), generating gross proceeds of $7,500,000.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement of 216,750 units (the “Initial Private Placement Units”) to the Sponsor, at a price of $10.00 per Initial Private Placement Unit, generating total proceeds of $2,167,500, which is described in Note 4. Simultaneously with the issuance and sale of the Option Units, the Company completed a private placement sale of additional 11,250 units (the “Additional Private Units” and together with the Initial Private Placement Units, collectively, the “Private Units”) to the Sponsor at a purchase price of $10.00 per Additional Private Unit, generating gross proceeds of $112,500.

Transaction costs amounted to $1,449,114 consisting of $750,000 of underwriting commissions which was paid in cash at the closing date of the IPO, $262,000 of the Representative Shares (discussed in the below), and $437,114 of other offering costs. At the closing date of the IPO and Over-allotment Option, cash of $827,216 was held outside of the Trust Account (as defined below) and is available for the payment of accrued offering costs and for working capital purposes.

In conjunction with the IPO, the Company issued to the underwriter 200,000 Class A ordinary shares for no consideration (the “Representative Shares”). The fair value of the Representative Shares accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”) is included in the offering costs. The estimated fair value of the Representative Shares as of the closing date of the IPO totaled $1,949,000. In connection with the issuance and sales of the Option Units, the Company issued an additional 30,000 Representative Shares to the underwriter.

The Company’s initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the balance in the Trust Account (as defined below), (less any taxes payable on interest earned) at the time of execution of the definitive agreement in connection with its initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company does not believe that its anticipated principal activities will subject the Company to the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

Upon the closing of the IPO, management has agreed that at least $10.00 per Public Unit sold in the IPO would be held into a U.S.-based trust account (“Trust Account”). The funds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury or in an interest bearing or non-interest bearing demand deposit account. Except with respect to divided and/or interest earned on the funds held in the Trust Account that may be released to the Company to pay the Company’s tax obligation, if any, the proceeds from the IPO and the sale of the Private Units that are deposited and held in the Trust Account will not be released from the Trust Account until the earliest to occur of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of obligation to redeem 100% of our public shares if the Company does not complete the Company’s initial Business Combination by July 3, 2025 (or up to January 3, 2026 if the Company extends the period of time to consummate a Business Combination two times, each by an additional three months) (the “Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the Company’s public shares if the company are unable to complete their initial Business Combination within Combination Period, subject to applicable law. In no other circumstances will a public shareholder have any right or interest of any kind to or in the Trust Account.

The Company will provide the holders of public shares with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer.

The Company has determined not to consummate any Business Combination unless the Company has net tangible assets of at least $5,000,001 upon such consummation in order to avoid being subject to Rule 419 promulgated under the Securities Act. However, if the Company seeks to consummate an initial Business Combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the Trust Account upon consummation of such initial Business Combination, its net tangible asset threshold may limit the Company’s ability to consummate such initial Business Combination (as the Company may be required to have a lesser number of shares redeemed) and may force the Company to seek third party financing which may not be available on terms acceptable to the Company or at all. As a result, the Company may not be able to consummate such an initial Business Combination and the Company may not be able to locate another suitable target within the applicable time period, if at all.

The Company will have until July 3, 2025 (or up to January 3, 2026 if the Company extends the period of time to consummate a Business Combination two times, each by an additional three months) to complete its initial Business Combination. If the Company is unable to complete its initial Business Combination by July 3, 2025 (or up to January 3, 2026 if the Company extends the period of time to consummate a Business Combination two times, each by an additional three months), the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $50,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its Board of Directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to its public rights or private placement rights, which will expire worthless if the Company fails to complete its initial Business Combination by July 3, 2025 (or up to January 3, 2026 if the Company extends the period of time to consummate a Business Combination two times, each by an additional three months).

Pursuant to the terms of the Company’s amended and restated memorandum and articles of association, in order to extend the time available for the Company to consummate its initial Business Combination, its sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit an aggregate of $575,000 ($0.10 per public share), on or prior to the date of the applicable deadline, for each three-month extension (or up to an aggregate of $1,150,000.

Going Concern Consideration

As of June 30, 2024, the Company had $57,877 of cash and a working capital deficiency of $317,879. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In addition, the Company initially has until July 3, 2025 to consummate the initial Business Combination (assume no extensions). If the Company does not complete a Business Combination within the Combination Period, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that Business Combination might not happen within the 12-month period from the issuance date of these financial statements.  In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, management has determined that such additional condition raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to consummate the initial Business Combination to continue as a going concern.

Risks and Uncertainties

As a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions as well as the impact of armed conflict in Israel and the Gaza Strip commenced in October 2023, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. Interim results for the nine months ended June 30, 2024 are not necessarily indicative of results to be expected for the full year.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The cash and cash equivalents were $57,877 as of June 30, 2024, the Company did not have any cash or cash equivalents as of September 30, 2023.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — Expenses of Offering. Deferred offering costs consist of legal and other costs (including underwriting discounts and commissions) incurred through the balance sheet date that are directly related to the IPO and that will be charged to shareholder’s equity upon the completion of the IPO. Should the IPO prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 187,500 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). As of June 30, 2024 and September 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

●	Level 1—Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

●	Level 2—Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

●	Level 3—Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company classifies the Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 5,750,000 Class A ordinary shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of Class A ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value as a charge against retained earnings or, in the absence of retained earnings, as a charge against additional paid-in-capital over an expected 12-month period, which is the initial period that the Company has to complete a Business Combination.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Stock-based compensation

The Company recognizes compensation costs resulting from the issuance of stock-based awards to directors as an expense in the financial statement over the requisite service period based on a measurement of fair value for each stock-based award. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair market value of the estimated stock price of the Company, expected life of shares, the expected volatility and the expected risk-free interest rate, among others. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recent Accounting Pronouncements

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted for fiscal years beginning after December 15, 2020. The Company does not expect the adoption of this ASU would have a material effect on the Company’s financial statements.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On July 3, 2024, the Company sold 5,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share, par value $0.0001 per share and one right (the “Public Right”). Each Public Right entitles the holder to purchase one-fifth (1/5) of one Class A ordinary share upon the consummation of the Company’s initial Business Combination. The Company will not issue fractional shares. As a result, the holder must hold Public Rights in multiples of five (5) in order to receive shares for all of their Public Rights upon closing of a Business Combination. The Company had also granted the underwriters a 45-day option to purchase up to an additional 750,000 units to cover over-allotments, if any. On July 3, 2024, the underwriter notified the Company of its exercise of Over-Allotment Option in full to purchase additional 750,000 Option Units of the Company. On July 8, 2024, 750,000 Option Units were sold to the underwriter at an offering price of $10.00 per Option Unit, generating gross proceeds of $7,500,000.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 216,750 Initial Private Placement Units at a price of $10.00 per Initial Private Placement Units for an aggregate purchase price of $2,167,500. Each Initial Private Placement Unit was identical to the Public Units sold in the IPO, except as described below. Simultaneously with the closing of the Option Units on July 8, 2024, the Company consummated the sale of additional 11,250 Additional Private Placement Units to the Sponsor at a price of $10.00 per Additional Private Placement Unit, generating total proceeds of $112,500.

There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Founder Shares (as defined below), the Class A ordinary shares included in the Private Units (the “Private Shares”) or private placement rights. The rights will expire worthless if the Company does not consummate a Business Combination by July 3, 2025 (or up to January 3, 2026 if the Company extends the period of time to consummate a Business Combination up to two times, each by an additional three months).

Each Private Unit are identical to the Public Units sold in the IPO, except that it will not be redeemable, transferable, assignable or salable by the Sponsor until the completion of its initial Business Combination, except in each case (a) to the Company’s officers or directors, any affiliates or family members of any of its officers or directors, any members of the Sponsor, or any affiliates of the Sponsor, (b) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) in the event of the Company’s liquidation prior to the completion of its initial Business Combination; or (f) by virtue of the laws of the Cayman Islands or the Sponsor’s operating agreement upon dissolution of the Sponsor; provided, however, that in the case of clauses (a) through (e) or (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and by the same agreements entered into by the Sponsor with respect to such securities (including provisions relating to voting and liquidation distributions).

Note 5 — Related Party Transactions

Founder Shares

On July 4, 2023 and September 29, 2023, the Sponsor acquired 100 and 1,437,400 Class B ordinary share (the “Founder Shares”), respectively, for an aggregate purchase price of $25,000, or approximately $0.02 per share. As of June 30, 2024, there were 1,437,500 Founder Shares issued and outstanding, among which, up to 187,500 Founder Shares were subject to forfeiture if the underwriters’ over-allotment was not exercised. On July 8, 2024, the underwriters exercised their Over-Allotment Option in full, hence, all 187,500 Founder Shares were no longer subject to forfeiture. All shares and associated amounts have been retroactively restated to reflect the new issuance.

The Founder Shares are identical to the Class A ordinary shares included in the Public Units being sold in the IPO, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) holders of the Founder Shares have the right to vote on the election of directors prior to its initial Business Combination, (ii) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, and (iii) the Sponsor, officers and directors of the Company have entered into a letter agreement with the Company, pursuant to which they have agreed (A) to waive their redemption rights with respect to the Founder Shares, Private Shares and public shares in connection with the completion of its initial Business Combination and (B) to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Shares if the Company fails to complete its initial Business Combination by July 3, 2025 (or up to January 3, 2026 if the Company extends the period of time to consummate a Business Combination up to two times, each by an additional three months), although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within such time period and (iii) the Founder Shares and Private Shares are subject to registration rights. If the Company submits its initial Business Combination to its public shareholders for a vote, the Sponsor, and its officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with the Company, to vote any Founder Shares and the Private Shares held by them and any public shares purchased during or after the IPO in favor of its initial Business Combination.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of its initial Business Combination on a one-for-one basis, subject to adjustment for share splits, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein and in its amended and restated memorandum and articles of association. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the IPO and related to the closing of the Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of all ordinary shares outstanding upon completion of the IPO (excluding the Private Shares and the Representative Shares) plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination or any private placement-equivalent units issued to its sponsor or its affiliates upon conversion of loans made to the Company). Holders of Founder shares may also elect to convert their Class B ordinary shares into an equal number of Class A ordinary shares, subject to adjustment as provided above, at any time. The term “equity-linked securities” refers to any debt or equity securities that are convertible, exercisable or exchangeable for its Class A ordinary shares issued in a financing transaction in connection with its initial Business Combination, including but not limited to a private placement of equity or debt. Securities could be “deemed issued” for purposes of the conversion adjustment if such shares are issuable upon the conversion or exercise of convertible securities, warrants or similar securities.

With certain limited exceptions, the Founder Shares are not transferable, assignable or saleable (except to the permitted transferees, each of whom will be subject to the same transfer restrictions) until the earlier of (1) six months after the completion of its initial Business Combination and (2) the date on which the Company consummates a liquidation, merger, share exchange, reorganization, or other similar transaction after its initial Business Combination that results in all of its shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Company ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after the Company’s initial Business Combination, 50% of the Founder shares will be released from the lock-up.

Due to a Related Party

As of June 30, 2024, the Sponsor has paid for the expenses incurred by the Company in the amount of $1,056, which is non-interest bearing and is due on demand.

Promissory Note — Related Party

On September 30, 2023, the Sponsor has agreed to loan the Company up to $500,000 (the “Promissory Note”) to be used for a portion of the expenses of the IPO. As of June 30, 2024 and September 30, 2023, the Company has an outstanding loan balance of $369,011 and $104,011, respectively. This loan is non-interest bearing, unsecured and is due at the earlier of (1) the closing of the IPO or (2) the date on which the Company determines not to conduct an initial public offering of its securities, unless accelerated upon the occurrence of an Event of Default. The outstanding loan balance of $369,011 was repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account on July 3, 2024.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such working capital loans (“Working Capital Loans”) made by the Sponsor, the Company’s officers and directors, or the Company’s or their affiliates to the Company prior to or in connection with its initial Business Combination may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of its initial Business Combination. The units would be identical to the Private Units.

As of June 30, 2024 and September 30, 2023, the Company had no borrowings under the Working Capital Loans.

Administrative Support Services

Commencing on the effective date of the registration statement of the IPO, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Representative Shares, Private Units, and units that may be issued on conversion of Working Capital Loans (and in each case holders of their component securities, as applicable) are entitled to registration rights pursuant to a registration rights agreement on July 2, 2024 requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to its completion of its initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company had granted the underwriter a 45-day option from the date of IPO to purchase up to an additional 750,000 Option Units to cover over-allotments, if any. On July 8, 2024, the underwriters exercised the Over-Allotment Option in full.

The underwriter was entitled to a cash underwriting discount of $0.15 per unit, or $750,000 (or up to $862,500 if the underwriters’ over-allotment is exercised in full). Additionally, the underwriters was entitled to acquire the Company’s 200,000 Class A ordinary shares (or up to 230,000 shares of Class A ordinary shares if the underwriters’ over-allotment is exercised in full) that were registered in the IPO and were paid at the closing of the IPO as the Representative Shares. In addition, the underwriter has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of its initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the Combination Period. In connection with the IPO, the Company issued 200,000 Representative Shares to the underwriter with a fair value of $262,000. In connection with the issuance and sales of the Option Units, the Company issued an additional 30,000 Representative Shares to the underwriter with a fair value of $39,000.

Note 7 — Shareholder’s Equity

Preference Share — The Company is authorized to issue 10,000,000 shares of preference share, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and September 30, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Share — The Company is authorized to issue 390,000,000 Class A ordinary shares with $0.0001 par value. As of June 30, 2024 and September 30, 2023, there were no shares of Class A ordinary share issued or outstanding.

Class B Ordinary Share — The Company is authorized to issue 100,000,000 Class B ordinary shares with $0.0001 par value. In July 2023 and September 2023, the Company issued an aggregate of 1,437,500 Founder Shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.02 per share. As of June 30, 2024 and September 30, 2023, there were 1,437,500 Class B ordinary shares issued and outstanding, of which an aggregate of up to 187,500 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial shareholder would collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO (assuming they do not purchase any Units in the IPO and excluding the Class A ordinary shares underlying the Placement Units).

Prior to the initial Business Combination, only holders of Class B ordinary shares will have the right to vote in the election of directors. Holders of its Class A ordinary shares will not be entitled to vote on the election of directors during such time. These provisions of the Company’s amended and restated memorandum and articles of association with class rights may not be amended without a resolution passed by holders of at least two thirds of the Company’s ordinary shares who are eligible to vote and attend and vote in a general meeting of the Company’s shareholders. With respect to any other matter submitted to a vote of its shareholders, including any vote in connection with the initial Business Combination, except as required by law, holders of the Founder Shares and holders of its Class A ordinary shares will vote together as a single class, with each share entitling the holder to one vote.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to the Company’s amended and restated memorandum and articles of association.

Rights

Each holder of a right will receive one-fifth (1/5) of one Class A ordinary share upon consummation of its initial Business Combination, even if the holder of such right redeemed all Class A ordinary shares held by it in connection with the initial Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of an initial Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into ordinary share basis, and each holder of a right will be required to affirmatively convert its rights in order to receive the one-fifth (1/5) share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. More specifically, the right holder will be required to indicate its election to convert the rights into underlying shares as well as to return the original rights certificates to the Company.

The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company). The Company will not issue fractional shares upon conversion of the rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. As a result, the holders of rights must hold rights in multiples of five (5) in order to receive shares for all of their rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Accordingly, the rights may expire worthless.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these unaudited condensed financial statements were issued. Based on this review, except as disclosed below, the Company did not identify any other subsequent events that would require adjustment or disclosure in the financial statements.

On July 1, 2024, the effective date of the registration statement of the IPO, the Sponsor transferred an aggregate of 30,000 of its Founder Shares, or 10,000 each to its three independent directors for their board service, for nominal cash consideration, of $522.

On July 3, 2024, the Company consummated its IPO of 5,000,000 Units at an offering price of $10.00 per Unit, generating total gross proceeds of $50,000,000. Simultaneously with the closing of the IPO, the Company consummated the private placement of 216,750 Initial Private Placement Units to the Sponsor, at a price of $10.00 per Initial Private Placement Unit, generating total proceeds of $2,167,500.

On July 3, 2024, the underwriter notified the Company of its exercise of the over-allotment option in full to purchase an additional 750,000 Option Unit. As a result, on July 8, 2024, 750,000 Option Units were sold to the underwriter at an offering price of $10.00 per Option Unit generating gross proceeds of $7,500,000. Concurrently with the underwriter’s exercise of such option, the Company completed a private placement sale of additional 11,250 Additional Private Units to the Sponsor at a purchase price of $10.00 per Additional Private Unit, generating gross proceeds of $112,500.

On July 3, 2024, the Company repaid the outstanding loan balance of $481,511 to the Sponsor upon the closing of the IPO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to the “Company”, “us,” “our,” or “we” refer to Eureka Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes herein.

Overview

We are a blank check company formed under the laws of Cayman Island on June 13, 2023, for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to as a “target business.” Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location but will initially focus in Asia. We have not selected any target business for our initial business combination.

We presently have no revenue, have had losses since inception from incurring formation and operating costs and have had no operations other than identifying and evaluating suitable acquisition transaction candidates. We have relied upon the working capital available to us following the consummation of the IPO (as defined below) and the Private Placement (as defined below) to fund our operations, as well as the funds loaned by the Sponsor (as defined below), our officers, directors or their affiliates. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

On July 3, 2024, we consummated the initial public offering (the “IPO”) of 5,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share, $0.0001 par value per share (each, a “Class A Ordinary Share”), and one right (each, a “Right”), each one Right entitling the holder thereof to exchange for one-fifth of one Class A Ordinary Share upon the completion of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000.

On July 3, 2024, substantially concurrently with the closing of the IPO, we completed the private sale (the “Private Placement”) of 216,750 units (the “Initial Private Units”) to our sponsor, Hercules Capital Management Corp (the “Sponsor”), at a purchase price of $10.00 per Initial Private Unit, generating gross proceeds to us of $2,167,500. In connection with the offering of the Units and the sale of Initial Private Units, the proceeds of $50,000,000 from the proceeds of the offering of the Units and the sale of Initial Private Units were placed in the Trust Account (as defined below)

We also issued to Maxim Group LLC, the representative of the underwriters of the IPO (the “Representative”), 230,000 Class A Ordinary Shares as part of the underwriting compensation (the “Representative Shares”) on the closing of the IPO. The Representative Shares are identical to the Class A Ordinary Shares included in the Units, with certain exceptions.

On July 3, 2024, the Representative notified us of its exercise of the over-allotment option in full to purchase additional 750,000 Units of the Company (the “Over-Allotment Option”). On July 8, additional 750,000 Units were sold to the Representative at an offering price of $10.00 per unit (the “Option Units” and together with the Units, collectively, the “Public Units”), generating gross proceeds of $7,500,000. Simultaneously with the issuance and sale of the Option Units, the Company completed a private placement sale of additional 11,250 units (the “Additional Private Units” and together with the Initial Private Units, collectively, the “Private Units”) to the Sponsor at a purchase price of $10.00 per Additional Private Unit, generating gross proceeds of $112,500. In connection with the issuance and sales of the Option Units, the Company issued an additional 30,000 Representative Shares to the Representative. In connection with the offering of the Option Units and the sale of Additional Private Units, the proceeds of $7,500,000 from the proceeds of the offering of the Option Units and the sale of Additional Private Units were placed in the Trust Account (as defined below).

The proceeds of $57,500,000 ($10.00 per Unit) from the IPO, the Private Placement and sale of the Option Units, were placed in a trust account (the “Trust Account”) established for the benefit of our public shareholders and the underwriters of the IPO with Continental Stock Transfer & Trust Company acting as trustee.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our activities during the nine months ended June 30, 2024 were related to the Company’s formation and the IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the three and nine months ended June 30, 2024, we had a net loss of $29,349 and $113,248, respectively, all of which consisted of formation and operating expenses.

For the period from June 13, 2023 (inception) through June 30, 2023, we had a net loss of $3,957, which consisted of formation and operating expenses.

For the nine months ended June 30, 2024, cash balance was increased by $57,877, which consisted of cash provided by financing activities of $118,236 offset by cash used in operating activities of $60,359.

For the period from June 13, 2023 (inception) through June 30, 2023, there were no cash activities.

Liquidity and Capital Resources

As of June 30, 2024, we had cash of $57,877 available for working capital needs. We intend to use substantially all of the net proceeds of the IPO, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

Over the next 12 months (assuming a business combination is not consummated prior thereto), we will be using the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to us from the Trust Account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

As of June 30, 2024, we had cash of $57,877 and working capital deficiency of $317,879. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. Our management’s plan in addressing this uncertainty is through the funds loaned from our Sponsor, officers, directors or their affiliates. In addition, if we are unable to complete a business combination by July 3, 2025 (or up to January 3, 2026, if the Company extends the period of time to consummate a Business Combination) (the “Combination Period”), our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a business combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about our ability to continue as a going concern. Our financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2024, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The Class B ordinary shares of the Company initially issued to the Sponsor (the “Class B Ordinary Shares” and together with the Class A Ordinary Shares, collectively, the “Ordinary Shares”), the Class A Ordinary Shares included in the Private Units, and any Class A Ordinary Shares that may be issued upon conversion of working capital loans (and any underlying securities) will be entitled to registration rights pursuant to a registration rights agreement entered into in connection with the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Policies and Estimates

In preparing these financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results may differ from these estimates. We have identified the following critical accounting policies and estimates:

Offering Costs

Offering costs consisting principally of underwriting, legal, accounting and other expenses that are directly related to the IPO and charged to shareholders’ deficit upon the completion of the IPO. We comply with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”.

Ordinary Shares Subject to Possible Redemption

We account for our Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company classifies the Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 5,000,000 Class A ordinary shares sold as part of the units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of Class A ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value as a charge against retained earnings or, in the absence of retained earnings, as a charge against additional paid-in-capital over an expected 12-month period, which is the initial period that the Company has to complete a Business Combination.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 187,500 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). As of June 30, 2024 and September 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Pronouncements

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted for fiscal years beginning after December 15, 2020. The Company does not expect the adoption of this ASU would have a material effect on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On July 3, 2024, we consummated the IPO of 5,000,000 Units, generating gross proceeds of $50,000,000. Maxim Group LLC acted as representative of the underwriters. The securities sold in the IPO were sold pursuant to a registration statement on Form S-1 (File No.: 333-277780). The registration statement became effective on July 1, 2024.

On July 3, 2024, substantially concurrently with the closing of the IPO, we completed the Private Placement of 216,750 Initial Private Units to the Sponsor, at a purchase price of $10.00 per Initial Private Unit, generating gross proceeds to us of $2,167,500. The issuance of the Initial Private Units was made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act. We also issued to the Representative, 230,000 Class A Ordinary Shares as part of the underwriting compensation (the “Representative Shares”) on the closing of the IPO.

The proceeds of $50,000,000 ($10.00 per Public Unit) in the aggregate from the IPO and the Private Placement, were placed in the Trust Account.

On July 8, 2024, 750,000 Option Units were sold to the Representative upon its exercise of the Over-Allotment Option, at an offering price of $10.00 per Option Unit, generating gross proceeds of $7,500,000. Simultaneously with the issuance and sale of the Option Units, the Company completed a private placement sale of additional 11,250 Additional Private Unit to the Sponsor at a purchase price of $10.00 per Additional Private Unit, generating gross proceeds of $112,500. In connection with the issuance and sales of the Option Units, the Company issued an additional 30,000 Representative Shares to the Representative.

In connection with the offering of the Option Units and the sale of Additional Private Units, the proceeds of $7,500,000 from the proceeds of the offering of the Option Units and the sale of Additional Private Units were placed in the Trust Account.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Second Amended and Restated Memorandum and Articles of Associate, dated June 27, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2024).
4.1	Rights Agreement, dated July 2, 2024, between the Company and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2024).
10.1	Unit Subscription Agreement dated July 21, 2024, between the Company and Hercules Capital Management Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2024).
10.2	Securities Transfer Agreement, dated June 27, 2024, between the Company, Hercules Capital Management Corp., and certain directors of the Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2024).
10.3	Investment Management Trust Agreement, dated July 2, 2024, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2024).
10.4	Registration Rights Agreement, dated July 2, 2024, between the Company, Hercules Capital Management Corp., and Maxim Group LLC. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2024).
10.5	Letter Agreement, dated July 2, 2024, among the Company, Hercules Capital Management Corp., and officers and directors of the Company. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2024).
10.6	Form of the Indemnity Agreement, between the Company and the officers and directors of the Company. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2024).
10.7	Administrative Service Agreement, dated July 2, 2023, between the Company and Hercules Capital Management Corp. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2024).
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EUREKA ACQUISITION CORP

Date: August 14, 2024	By:	/s/ Fen Zhang
Fen Zhang
Chief Executive Officer

Date: August 14, 2024	By:	/s/ Zhechen Wang
Zhechen Wang
Chief Financial Officer