Form 10-K
period 2024-09-30
Eureka Acquisition Corp
filed 2024-12-26
CIK 2000410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number 001-42152

EUREKA ACQUISITION CORP
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 1608, 16th Floor

Fortress Tower, 250 King’s Road

North Point, Hong Kong

(Address of principal executive offices and zip code)

(+1) 949 899 1827

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, consisting of one Class A ordinary share, $0.0001 par value, and one Right to acquire one-fifth of one Class A ordinary share	EURKU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	EURK	The Nasdaq Stock Market LLC
Rights, each whole right to acquire one-fifth of one Class A ordinary share	EURKR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At March 29, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the Class A ordinary shares of the registrant had not been trading on Nasdaq.

As of December 23, 2024, there were 7,645,500 ordinary shares issued and outstanding, including 6,208,000 Class A ordinary shares and 1,437,500 Class B ordinary shares, respectively.

EUREKA ACQUISITION CORP

i

CERTAIN TERMS

References to the “Company,” “our Company,” “our,” “us” or “we” refer to Eureka Acquisition Corp, a blank check company incorporated on June 13, 2023 as a Cayman Islands exempted corporation and formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to the “Sponsor” refer to Hercules Capital Management Corp. References to “equity-linked securities” are to any securities of the Company which are convertible into, or exchangeable or exercisable for, equity securities of the Company, including any securities issued by the Company which are pledged to secure any obligation of any holder to purchase equity securities of the Company. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “initial public offering” refer to our initial public offering, which closed on July 3, 2024. References to “public shares” are to shares of our Class A ordinary shares sold as part of the units in our initial public offering. References to “public shareholders” are to the holders of our public shares.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (this “Report” or “Annual Report”) may constitute “forward looking statements” for purposes of the federal securities laws. Our forward looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future and the statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,”, “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account described below or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our financial performance; or

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC.

The forward looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Part I, Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward looking statements. We undertake no obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

Item 1. Business Overview.

We are a blank check exempted company incorporated in the Cayman Islands on June 13, 2023, for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location but will initially focus on Asia. We intend to utilize cash derived from the proceeds of our initial public offering (the “IPO”), our securities, debt or a combination of cash, securities and debt, in effecting a business combination. We have not selected any target business for our initial business combination.

Initial Public Offering and Private Placement

On July 3, 2024, we consummated our IPO of 5,000,000 units (“Units”). Each Unit consists of one Class A ordinary share, $0.0001 par value per share (the “Class A Ordinary Share”), and one right (the “Rights”) to receive one-fifth of one Class A Ordinary Share upon the completion of the initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $50,000,000. On July 3, 2024, substantially concurrently with the closing of the IPO, we completed the private sale (the “Private Placement”) of 216,750 units (the “Initial Private Units”) to our sponsor, Hercules Capital Management Corp (the “Sponsor”), at a purchase price of $10.00 per Initial Private Unit, generating gross proceeds to us of $2,167,500. In connection with the offering of the Units and the sale of Initial Private Units, the proceeds of $50,000,000 from the proceeds of the offering of the Units and the sale of Initial Private Units were placed in the Trust Account (as defined below).

On July 3, 2024, Maxim Group LLC, the representative of the underwriters of the IPO (the “Representative”) notified us of its exercise of the over-allotment option in full to purchase additional 750,000 Units of the Company (the “Over-Allotment Option”). On July 8, 2024, additional 750,000 Units were sold to the Representative at an offering price of $10.00 per unit (the “Option Units” and together with the Units, collectively, the “Public Units”), generating gross proceeds of $7,500,000. Simultaneously with the issuance and sale of the Option Units, the Company completed a private placement sale of additional 11,250 units (the “Additional Private Units” and together with the Initial Private Units, collectively, the “Private Units”) to the Sponsor at a purchase price of $10.00 per Additional Private Unit, generating gross proceeds of $112,500.

In connection with the IPO and the sale of the Option Units, the Company issued a total of 230,000 Class A Ordinary Shares (the “Representative Shares”) to the Representative.

The proceeds of $57,500,000 from the IPO, the sale of the Option Units and the sales of Private Units, were placed in a trust account (the “Trust Account”) established for the benefit of our public shareholders and the underwriters of the IPO with Continental Stock Transfer & Trust Company acting as trustee.

Our management has broad discretion with respect to the specific application of the proceeds of the IPO and the Private Placement that are held out of the Trust Account, although substantially all the net proceeds are intended to be applied generally towards consummating a business combination and working capital.

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the Sponsor and other parties to fund our operations.

The Class A Ordinary Shares and Rights are trading on the Nasdaq Capital Market (“Nasdaq”) under the symbols “EURK” and “EURKR,” respectively. Public Units not separated will continue to trade on Nasdaq under the symbol “EURKU”. Holders of Public Units will need to have their brokers contact the Company’s transfer agent, Continental Stock Transfer & Trust Company, in order to separate the holders’ Public Units into Class A Ordinary Shares and Rights.

Competitive Advantages

We seek to create compelling shareholder value through the extensive experience and demonstrated success of our management team (in particular, our Chief Executive Officer and Chairman) in investing in, operating and transforming businesses, with a particular combination of competitive advantages such as:

●	Leadership of an Experienced Management Team and Board of Directors

Our management team is led by our Chief Executive Officer and Chairman of our Board of Directors, Dr. Fen Zhang, our Chief Financial Officer, Mr. Zhechen Wang, and our Independent Directors, Dr. M. Anthony Wong, Ms. Lauren Simmons and Mr. Kevin McKenzie. Our management team has an extensive track record of creating value for shareholders by acquiring strong businesses at disciplined valuations, investing in growth while fostering financial discipline and ultimately improving financial results. Our team consists of experienced investment banking, financial services and capital market professionals and senior operating executives of companies in multiple jurisdictions. We believe we will benefit from their accomplishments, and specifically their current activities in the Asian market, in identifying attractive acquisition opportunities.

●	Established Deal Sourcing Network

We believe our management team’s strong track record will provide us with access to high quality companies. In addition, we believe we, through our management team, have contacts and sources from which to generate acquisition opportunities and possibly seek complementary follow-on business arrangements. These contacts and sources include private equity and venture capital sponsors, family offices, executives of public and private companies, merger and acquisition advisory firms, investment banks, capital markets desks, lenders and other financial intermediaries.

●	Status as a Publicly Listed Acquisition Company

We believe our structure will make us an attractive business combination partner to prospective target businesses. As a publicly listed company, we will offer a target business an alternative to the traditional initial public offering process. We believe that some target businesses will favor this alternative, which we believe is less expensive, while offering greater certainty of execution, than the traditional initial public offering process. During an initial public offering, there are typically underwriting fees and marketing expenses, which would be costlier than a business combination with us. Furthermore, once a proposed business combination is approved by our shareholders (if applicable) and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management staffs.

With respect to the foregoing examples and descriptions, past performance by our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. Potential investors should not rely upon the historical record of our management as indicative of future performance.

Acquisition Strategies

We will seek to capitalize on the strength of our management team. Our team consists of experienced investment banking, financial services and capital market professionals and senior operating executives of companies in multiple jurisdictions. Collectively, our officers and directors have decades of experience in mergers and acquisitions and operating companies. We believe we will benefit from their accomplishments, and specifically, their current activities, in identifying attractive acquisition opportunities. However, there is no assurance that we will complete a business combination. Our officers and directors have no prior experience consummating a business combination for a “blank check” company. We believe that we will add value to these businesses primarily by providing them with access to the U.S. capital markets.

There is no restriction in the geographic location of targets we can pursue, although we intend to initially prioritize Asia. In particular, we intend to focus our search for an initial business combination on private companies in Asia that have compelling economics and clear paths to positive operating cash flow, significant assets, and successful management teams that are seeking access to the U.S. public capital markets. We may consummate a business combination with an entity located in China (including Hong Kong and Macau).

Acquisition Criteria

Our management team intends to focus on creating shareholder value by leveraging its experience in the management, operation and financing of businesses to improve the efficiency of operations while implementing strategies to scale revenue organically and/or through acquisitions. In addition to the factors listed above, we have identified the following general criteria and guidelines, which we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see justification to do so.

●	Resilient Business Model. We intend to seek target companies that have a resilient business model. Such companies are better positioned to adapt to changing market conditions and consumer preferences, which could provide a competitive advantage.

●	Industry Leadership with Sustainable Competitive Advantage. We expect to focus on companies that are or have the potential to become leaders in its verticals. We will look for companies with higher operating efficiency, stronger brand recognition, broader distribution channels or any other characteristic that enable the company to achieve long-term competitive proposition.

●	Revenue and Earnings Growth Potential. We will seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of both existing and new product development, increased production capacity, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage. We expect such businesses to provide promising risk-adjusted return for our shareholders.

●	Benefit from Being a Public Company. We intend to acquire a business or businesses with organic and inorganic growth potential that can benefit from being publicly traded and effectively utilize access to broader sources of capital and a public profile that are associated with being a publicly traded company.

This criteria does not intend to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that the Sponsor and management team may deem relevant. In the event that we decide to enter into an initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the U.S. Securities and Exchange Commission, or the SEC.

Initial Business Combination

Nasdaq rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less any taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our Board of Directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination.

We have until July 3, 2025 to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by July 3, 2025, we may extend the period of time to consummate a business combination up to two times, each time by an additional three months (up to January 3, 2026 to complete a business combination) (the “Combined Period”) without submitting such proposed extensions to our shareholders for approval or offering our public shareholders redemption rights in connection therewith. Pursuant to the terms of our amended and restated memorandum and articles of association and the Investment Management Trust Agreement, dated July 2, 2024 between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial business combination, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $575,000 on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,150,000) (the “Extension Fee”). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and either be payable upon the consummation of our initial business combination out of the proceeds of the Trust Account released to us, or, at the lender’s discretion, converted upon consummation of our business combination into additional private placement units at a price of $10.00 per unit (the “Extension Units”). If we do not complete a business combination, the loans would be repaid out of funds not held in the Trust Account, and only to the extent available. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial business combination. Up to $1,500,000 of the loans made by the Sponsor, our officers and directors, or our or their affiliates to us prior to or in connection with our initial business combination (the “Working Capital Loans”) may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination (the “Working Capital Units”), in addition to the convertible notes in connection with the potential extensions. The Extension Units and Working Capital Units would be identical to the Private Units.

If we are unable to consummate an initial business combination within such time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest earned on the funds held in the Trust Account (net of interest that may be used by us to pay our taxes payable and for dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.00 per public share (regardless of whether or not the underwriters exercise their over-allotment option) (subject to increase of up to an additional $0.20 per share in the event that our Sponsor elects to extend the period of time to consummate a business combination by the full six months), without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors, which may take priority over the claims of our public shareholders.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

Potential Legal and Operational Risks Associated with Acquiring a Company that does Business in China

Although we currently do not have any PRC subsidiary or China operations, certain of our executive officers and directors are located in, or have significant ties to, China, which may make us a less attractive partner to potential target companies outside the PRC than a non-PRC related SPAC. As a result, we are more likely to acquire a company based in China through subsidiaries and variable interest entities in an initial business combination. If we decide to consummate our initial business combination with a target business based in and primarily operating in China, the combined company may face various legal and operational risks and uncertainties after the business combination. In order to reduce or limit such risks, we will not consider or undertake an initial business combination with any company which financial statements are audited by an accounting firm that the PCAOB is unable to inspect for two consecutive years. Accordingly, this may limit the pool of acquisition candidates we may acquire in China due in part to PRC laws and regulations against foreign ownership and investment in certain assets and industries, known as restricted industries, including, but not limited to, value added telecommunications services (except for e-commerce, domestic multiparty communications, store-and-forward services and call centers). Further, due to (i) the risks associated with acquiring and operating a business in the PRC and/or Hong Kong and (ii) the fact that certain of our executive officers and directors are located in or have significant ties to China, it may make a us a less attractive partner to certain potential target businesses, including non-China- or non-Hong Kong-based target companies and may also make it more difficult for us to consummate a business combination with a PRC- or Hong Kong-based target business.

In the event that we determine to pursue a business combination target company based in China or Hong Kong, we may become subject to legal and operational risks because the Sponsor operates in China and our executive officers and directors are located in or have significant ties to China resulting from PRC laws and regulations that are sometimes vague and uncertain, and which may therefore, present risks that may result in a material change in its principal operations in China, significantly depreciation of the value of the combined company’s securities, or materially hinder or prevent the offering of securities by the combined company to investors and cause the value of such securities to significantly decline or be worthless. The PRC government has significant authority to exert influence on the ability of a China-based company to conduct its business, make or accept foreign investments or list on a U.S. stock exchange. For example, if we enter into a business combination with a target business operating in China, the combined company may face risks associated with regulatory approvals of the proposed business combination between us and the target, offshore offerings, anti-monopoly regulatory actions, cybersecurity and data privacy, as well as the potential lack of PCAOB inspection of its auditors or the auditors of the target business. In addition, the combined company may be subject to legal and operational risks associated with having substantially all of its operations in China, including risks related to the legal, political and economic polies of the Chines government, the relations between China and the United States, or PRC or United States regulations, which risks could have a material adverse effect on the combined company’s operations and the value of the securities of the combined company.

The PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding any industry that could adversely affect our potential business combination with a PRC operating business and the business, financial condition and results of operations of the combined company.

The PRC government also recently initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. For example, according to the New Measures effective on February 15, 2022, network platform operators with personal information of more than one million users must apply for cyber security review to the Cyber Security Review Office when they go public abroad, and accordingly these companies may not be willing to list on a U.S. stock exchange or enter into a definitive business combination agreement with us. If we enter into a business combination with a target business operating in China, the combined company may face risks associated with regulatory approvals of the proposed business combination between us and the target, offshore offerings, anti-monopoly regulatory actions, and cybersecurity and data privacy. The PRC government may also intervene with or influence the combined company’s operations as the government deems appropriate to further regulatory, political and societal goals. Any such action, once taken by the PRC government, could make it more difficult and costly for us to consummate a business combination with a target business operating in China, result in material changes in the combined company’s post-combination operations and cause the value of the combined company’s securities to significantly decline, or in extreme cases, become worthless or completely hinder the combined company’s ability to offer or continue to offer securities to investors.

If we acquire a company based in China, to the extent that the combined company in the future seeks to fund the business through distribution, dividends or transfer of funds among and between holding company and subsidiaries, any such transfer of funds within and among the subsidiaries will be subject to PRC regulations. Specifically, investment in Chinese companies is governed by the Foreign Investment Law, the dividends and distributions from a PRC subsidiary are subject to regulations and restrictions on dividends and payment to parties outside of China, and any transfer of funds among the PRC subsidiaries are allowed under and subject to regulations on private lending. Additionally, the PRC government may impose controls on the conversion of Renminbi into foreign currencies and the remittance of currencies out of the PRC. In order for the combined company to pay dividends to its shareholders, the combined company will rely on payments made from the PRC subsidiaries of the combined company and the distribution of such payments to the combined company as dividends from the PRC subsidiaries of the combined company. If we are to acquire a China-based operating company, the dividends and distributions from a PRC subsidiary are subject to regulations and restrictions on dividends and payment to parties outside of China and the combined company may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from its subsidiaries, if any.

Pursuant to the Holding Foreign Companies Accountable Act, or the HFCAA, the PCAOB issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in (1) mainland China of the PRC because of a position taken by one or more authorities in mainland China and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. On December 15, 2022, the PCAOB announced that PCAOB has secured complete access to inspect and investigate public accounting firms headquartered in mainland China and Hong Kong, and vacated previous determinations to the contrary. However, uncertainties exist with respect to the implementation of this framework and there is no assurance that the PCAOB will be able to execute, in a timely manner, its future inspections and investigations in a manner that satisfies the Protocol. Should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access — in any way and at any point in the future — the Board of PCAOB will act immediately to consider the need to issue a new determination. Our auditor, Marcum Asia CPAs LLP, is a United States accounting firm based in New York City and is subject to regular inspection by the PCAOB. Marcum Asia CPAs LLP is not headquartered in mainland China or Hong Kong and was not identified in the Determination Report as a firm subject to the PCAOB’s determinations. As a special purpose acquisition company, our current business activities only involve searching for targets and consummation of a business combination.

In addition, we will affirmatively exclude any target company the financial statements of which are audited by an accounting firm that the PCAOB has been unable to inspect for two consecutive years at the time of our business combination. Notwithstanding the foregoing, in the event that we decide to consummate our initial business combination with a target business based in or primarily operating in China, if there is any regulatory change which prohibits the independent accountants from providing audit documentations located in mainland China or Hong Kong to the PCAOB for inspection or investigation or the PCAOB expands the scope of the Determination Report so that the target company or the combined company is subject to the HFCAA, as the same may be amended, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S capital markets and trading of our securities on a national securities exchange or in the over-the-counter trading market in the U.S. may be prohibited, under the HFCAA. On December 29, 2022, the President signed the Consolidated Appropriations Act, 2023, which, among other things, amended the HFCAA to reduce the number of consecutive years an issuer can be identified as a Commission-Identified Issuer before the Commission must impose an initial trading prohibition on the issuer’s securities from three years to two years. Therefore, once an issuer is identified as a Commission-Identified Issuer for two consecutive years, the Commission is required under the HCFAA to prohibit the trading of the issuer’s securities on a national securities exchange and in the over-the-counter market. If the combined company’s auditor cannot be inspected by the PCAOB for two consecutive years, the trading of the securities on any U.S. national securities exchanges, as well as any over-the-counter trading in the U.S., will be prohibited.

Furthermore, there may be difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us based on foreign laws. Certain of our current executive officers and directors are located in, or have significant ties to, China. Also, if we decide to consummate our initial business combination with a target business based in and primarily operating in China, it is possible that substantially all or a significant portion of combined company’s assets may be located outside of the United States and some of the combined company’s officers and directors may reside outside of the United States. As a result, it may be difficult to effect service of process upon these officers and directors who reside outside of the United States. Even with effective service of process, it may also be difficult to enforce in U.S. courts judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against the officers and directors. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts against the officers and directors predicated upon the civil liability provisions of the securities laws of the United States or any state. The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of written arrangement with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment by us against the officers or directors or the future combined company if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security, or the public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States. No PRC legal counsel had been retained for purpose of the IPO and consequently the company did not rely on the advice of PRC counsel. The above discussion is based on our management’s understanding of the current PRC laws, rules, regulations and local market practices and we cannot assure you that our management’s understanding is correct. If we begin our business combination process with a China-based target, we expect to retain a PRC legal counsel who will advise us and provide its opinion of counsel relating to the enforceability of civil liabilities and we cannot assure you that the PRC legal counsel will reach the same conclusion as our management’s assessment above. Furthermore, there would be added costs and issues with bringing an original action in foreign courts against the combined company or the officers and directors to enforce liabilities based upon the U.S. Federal securities laws, and they still may be fruitless.

Potential Approvals from the PRC Governmental Authorities for a Business Combination

We are not limited to a particular industry or geographic region for purposes of consummating an initial business combination but will initially focus on Asia. Though we currently do not have any PRC subsidiary or China operations, we may consummate our initial business combination with a target with principal operations in China (excluding any target company the financial statements of which are audited by an accounting firm identified by the PCAOB in the Determination Report, or that the PCAOB has been unable to inspect for two consecutive years and be subject to certain legal and operational risks associated with its operations in the PRC.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors (the “M&A Rules”), adopted by six PRC regulatory agencies in 2006, and amended in 2009, require an offshore special purpose vehicle formed for the purpose of an overseas listing of securities in a PRC company to obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. The scope of the M&A Rules covers two types of transactions: (a) equity deals where the acquisition by a foreign investor, i.e., the offshore special purpose vehicle, of equity in a “PRC domestic company,” and (b) asset deals where the acquisition by an offshore special purpose vehicle of the assets of a “PRC domestic company.” Neither the equity deals or the asset deals will be involved in our business combination process with a China-based target for the reason that the offshore special purpose vehicle of such China-based target directly holds shares through the wholly foreign owned enterprise(s) or WFOE, which are established by means of direct investment rather than by equity deals or asset deals under the M&A Rules. To date, the CSRC has not issued any definitive rules or interpretations concerning whether offerings such as the indirect listing of a China-based entity as part of the business combination are subject to the CSRC approval procedures under the M&A Rules. As a result, based on our management’s understanding of the current PRC laws, rules, regulations and local market practices, the CSRC’s approval under the M&A Rules will not be required in the context of our business combination with a China-based target. However, substantial uncertainty remains regarding the scope and applicability of the M&A Rules to offshore special purpose vehicles and the above analysis are subject to any new laws, rules and regulations or detailed implementation and interpretations in any form relating to the M&A Rules. We cannot assure you that relevant PRC governmental agencies, including the CSRC, would reach the same conclusion as we do. It is possible that we may need to obtain approvals or permissions from CSRC in order for us to complete a business combination with a China-based target pursuant to the M&A Rules. If we are required to obtain such approvals, we cannot assure we will be able to receive them in a timely manner, or at all.

In addition, on December 24, 2021, the CSRC released for public comments Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) and Administrative Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (the “Draft Rules”). The Draft Rules, if declared into effect, will implement a new regulatory framework requiring Chinese businesses to file with CSRC when pursuing overseas listings. The Draft Rules propose a new filing system for all Chinese companies (including the VIE-structured companies) that are pursuing listings outside mainland China. An overseas listing is required to be filed with CSRC within three working days (i) following the submission of IPO application in the case of an IPO (or similar application in the case of a dual listing on another market), or (ii) following the submission of offering/registration applications (or following the first announcement of the transaction, as applicable) in the case of a SPAC listing or “back-door” listing. It is our management’s understanding that the Draft Rules, if enacted as it is, will subject a China-based target to the new filing system if we decide to consummate our initial business combination with such target. The China-based target and the combined company may be subject to additional compliance requirements in the future if a final rule is adopted with material changes from the Draft Rules. Though we believe that none of the situations that would clearly prohibit overseas listing and offering applies to us, we cannot assure you that we will be able to receive clearance of such filing requirements in a timely manner, or at all.

On December 27, 2021, the National Development and Reform Commission (the “NDRC”) and the Ministry of Commerce (the “MOFCOM”) promulgated Special Administrative Measures (Negative List) for the Access of Foreign Investment (2021 Version), effective as of January 1, 2022 (the “Negative List”). Compared to the previous version, there are no specific industries added to the list but, for the first time, it declares China’s jurisdiction over (and detailed regulatory requirements on) overseas listings made by Chinese businesses in the so-called “Prohibited Industries.” According to Article 6 of the Negative List, domestic enterprises engaging in businesses in which foreign investment is prohibited shall obtain approval from the relevant authorities before offering and listing their shares on an overseas stock exchange. In addition, certain foreign investors shall not be involved in the operation or management of the relevant enterprise, and shareholding percentage restrictions under relevant domestic securities investment management regulations shall apply to such foreign investors. The intended scope of such jurisdiction was further clarified by NDRC officials on a press conference held on January 18, 2022.

On July 6, 2021, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Strictly Cracking Down on Illegal Securities Activities According to Law (the “Opinions”), which call for strengthened regulation over illegal securities activities and supervision on overseas listings by China-based companies and propose to take effective measures, such as promoting the development of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies.

Uncertainties still exist as to how the M&A Rules could be interpreted or implemented in the future, and the Opinions stated above is subject to any new laws, rules and regulations or detailed implementations and interpretations in any form relating to the M&A Rules.

Furthermore, pursuant to the PRC Cybersecurity Law, which was promulgated by the Standing Committee of the National People’s Congress on November 7, 2016 and took effect on June 1, 2017, personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in China must be stored in China, and if a critical information infrastructure operator purchases internet products and services that affects or may affect national security, it should be subject to cybersecurity review by the CAC. In April 2020, the CAC and certain other PRC regulatory authorities promulgated the Measures for Cybersecurity Review, which requires that operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On January 4, 2022, the CAC, in conjunction with 12 other government departments issued the New Measures for Cybersecurity Review (the “New Measures”). The New Measures amends the Measures for Cybersecurity Review (Draft Revision for Comments) (the “Draft Measures”) released on July 10, 2021 and came into effect on February 15, 2022. The New Measures include data processing activities of network platform operators that affect or may affect national security into cybersecurity review and clarify that network platform operators with personal information of more than one million users must apply for cybersecurity review to the Cybersecurity Review Office when they go public abroad. The PRC Data Security Law, which took effect on September 1, 2021, imposes data security and privacy obligations on entities and individuals that carry out data activities, provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data and information. On August 20, 2021, the Standing Committee of the People’s Congress promulgated the PRC Personal Information Protection Law (the “PIPL”), which is to take effect on November 1, 2021. The PIPL sets out the regulatory framework for the handling and protection of personal information and the transmission of personal information overseas. If our potential future target business in China involves collecting and retaining internal or customer data, it is our management’s understanding that such target business might be subject to the relevant cybersecurity laws and regulations, including the PRC Cybersecurity Law and the PIPL as discussed above, and that such target business needs to go through the cybersecurity review process before effecting a business combination if it is deemed as a critical information infrastructure operator purchasing internet products and services that affects or may affect national security, a network platform operator that affect or may affect national security, or a network platform operator with personal information of more than one million users. Since the New Measures is new, the implementation and interpretation thereof are not yet clear.

No PRC legal counsel has been retained by the Company. The above discussion is based on our management’s understanding of the current PRC laws, rules, regulations and local market practices and we cannot assure you that our management’s understanding is correct. If we engage in our business combination process with a China-based target, we expect to retain legal experts in the PRC and the U.S. that are experienced with structuring offshore transactions with U.S. public companies. Additionally, we expect that the PRC legal expert will advise us and provide its opinion of counsel relating to the approvals from the PRC Governmental Authorities for the business combination and we cannot assure you that the PRC legal counsel will reach the same conclusion as our management’s assessment above. We plan to consult with PRC government officials when possible to assist us with complying with these structuring considerations and changing developments.

Transfer of Cash to and from Our Post-Combination Organization If We Acquire a Company Based in China (Post-Business Combination)

We are a blank check company with no subsidiaries and no operations of our own except searching for a suitable target to consummate an initial business combination. As of the date of this annual report, no transfers, dividends, or distribution have been made by us.

If we decide to consummate our initial business combination with a target business based in and primarily operating in China, the combined company whose securities will be listed on a U.S. stock exchange may make capital contributions or extend loans to its PRC subsidiaries through intermediate holding companies subject to compliance with relevant PRC foreign exchange control regulations. After the business combination, the combined company’s ability to pay dividends, if any, to the shareholders and to service any debt it may incur will depend upon dividends paid by its PRC subsidiaries. Under PRC laws and regulations, PRC companies are subject to certain restrictions with respect to paying dividends or otherwise transferring any of their net assets to offshore entities. In particular, under the current PRC laws and regulations, dividends may be paid only out of distributable profits. Distributable profits are the net profit as determined under Chinese accounting standards and regulations, less any recovery of accumulated losses and appropriations to statutory and other reserves required to be made. A PRC company is required to set aside at least 10% of its after-tax profits each year to fund certain statutory reserve funds (up to an aggregate amount equal to half of its registered capital). As a result, the combined company’s PRC subsidiaries may not have sufficient distributable profits to pay dividends to the combined company. Furthermore, if certain procedural requirements are satisfied, the payment in foreign currencies on current account items, including profit distributions and trade and service related foreign exchange transactions, can be made without prior approval from State Administration of Foreign Exchange (the “SAFE”) or its local branches. However, where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses, such as the repayment of loans denominated in foreign currencies, approval from or registration with competent government authorities or its authorized banks is required.

The PRC government may take measures at its discretion from time to time to restrict access to foreign currencies for current account or capital account transactions. If the foreign exchange control regulations prevent the PRC subsidiaries of the combined company from obtaining sufficient foreign currencies to satisfy their foreign currency demands, the PRC subsidiaries of the combined company may not be able to pay dividends or repay loans in foreign currencies to their offshore intermediary holding companies and ultimately to the combined company. We cannot assure you that new regulations or policies will not be promulgated in the future, which may further restrict the remittance of Renminbi into or out of the PRC. We cannot assure you, in light of the restrictions in place, or any amendment to be made from time to time, that the PRC subsidiaries of the combined company will be able to satisfy their respective payment obligations that are denominated in foreign currencies, including the distribution of earnings from our businesses, including subsidiaries, to the parent company and U.S. investors as well as the ability to settle amounts owed under contractual agreements.

Furthermore, the transfer of funds among the PRC subsidiaries are subject to the Provisions of the Supreme People’s Court on Several Issues Concerning the Application of Law in the Trial of Private Lending Cases (2020 Revision, the “Provisions on Private Lending Cases”), which was issued by the Supreme People’s Court of the People’s Republic of China on August 25, 2015 and amended on August 19, 2020 and December 29, 2020, respectively, to regulate the financing activities between natural persons, legal persons and unincorporated organizations. The Provisions on Private Lending Cases do not apply to the disputes arising from relevant financial services such as loan disbursement by financial institutions and their branches established upon approval by the financial regulatory authorities to engage in lending business. The Provisions on Private Lending Cases set forth that private lending contracts will be deemed invalid under the circumstance that (i) the lender swindles loans from financial institutions for relending; (ii) the lender relends the funds obtained by means of a loan from another profit-making legal person, raising funds from its employees, or illegally taking deposits from the public; (iii) the lender who has not obtained the lending qualification according to the law lends money to any unspecified object of the society for the purpose of making profits; (iv) the lender lends funds to a borrower when the lender knows or should have known that the borrower intended to use the borrowed funds for illegal or criminal purposes; (v) the lending is violations of public orders or good morals; or (vi) the lending violates mandatory provisions of laws or administrative regulations. The Provisions on Private Lending Cases set forth that the People’s Court shall support the interest rates not exceeding four times of the market interest rate quoted for one-year loan at the time the private lending contracts were entered into. It is our management’s understanding that the Provisions on Private Lending Cases does not prohibit using cash generated from one subsidiary to fund another subsidiary’s operations. We have not been notified of any other restriction which could limit our PRC subsidiaries’ ability to transfer cash between subsidiaries.

Enforceability of Civil Liability

The Company’s management consists of two officers located in China, one director in Hong Kong, one director located in the United States and one director located in Switzerland. Further, there is uncertainty if any officers and directors of the post-combination entity will be located outside the Unites States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon those officers and directors (prior to or after the business combination) located outside the United States, to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on them under United States securities laws.

In particular, the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States and many other countries and regions, and you may have to incur substantial costs and contribute significant time to enforce civil liabilities and criminal penalties in reliance on legal remedies under PRC laws. Therefore, recognition and enforcement in the PRC of judgement of United States courts in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

U.S. Foreign Investment Regulations

Dr. Fen Zhang, our Chief Executive Officer and Chairman, is the sole director and the sole member of the Sponsor and as such is deemed to have sole voting and investment discretion with respect to our shares held by the Sponsor. Dr. Zhang is not a U.S. person, and as of the date hereof, the Sponsor owns approximately 21.39% of our issued and outstanding shares. Controlling or non-controlling investments in U.S. businesses that produce, design, test, manufacture, fabricate or develop one or more critical technologies in one of 27 identified industries — including aviation, defense, semiconductors, telecommunications and biotechnology — are subject to a mandatory filing with the Committee on Foreign Investment in the U.S. (“CFIUS”). In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Because we may be considered a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security, we could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.00 per share initially, and our warrants and rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Facilities

Our executive offices are located at Suite 1608, 16th Floor, Fortress Tower, 250 King’s Road, North Point, Hong Kong and our telephone number is (+1) 949 899 1827. We make $10,000 per month payment to the Sponsor for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Employees

We currently have Dr. Fen Zhang as the Chief Executive Officer and Mr. Zhechen Wang as the Chief Financial Officer. They are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Annual Report.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk.

We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our management is generally responsible for assessing and managing any cybersecurity threats. If and when any reportable cybersecurity incident arises, our management shall promptly report such matters to our board of directors for further actions, including regarding the appropriate disclosure, mitigation, or other response or actions that the board deems appropriate to take.

As of the date of this report, we have not encountered any cybersecurity incidents since our IPO.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive offices are located Suite 1608, 16th floor, Fortress Tower, 250 King’s Road, North Point, Hong Kong and our telephone number is (+1) 949 899 1827.

Item 3. Legal Proceedings.

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market Information.

Our Public Units, Class A Ordinary Shares and Rights are each traded on The Nasdaq Capital Market under the symbols “EURKU,” “EURK” and “EURKR,” respectively.

Holders

As of the date hereof, we had 2 holders of record of our units, 2 holders of record of our separately traded Class A Ordinary Shares, 7 holders of record of our Class B Ordinary Shares and 1 holder of record of our separately traded Rights. The number of record holders was determined from the records of our transfer agent.

Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On July 4, 2023 and September 29, 2023, the Sponsor acquired 100 and 1,437,400 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), respectively, for an aggregate purchase price of $25,000, or approximately $0.02 per share. On June 27, 2024, the Sponsor entered into a securities transfer agreement, pursuant to which the Sponsor transferred 10,000 Founder Shares to each of our independent directors, Dr. M. Anthony Wong, Ms. Lauren Simmons and Kevin McKenzie, at the original purchase price, immediately prior to the closing of the IPO. The issuance of such Class B Ordinary Shares to the Sponsor was made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

On July 3, 2024, we consummated the IPO of 5,000,000 Units, generating gross proceeds of $50,000,000. Maxim Group LLC acted as representative of the underwriters. The securities sold in the IPO were sold pursuant to a registration statement on Form S-1 (File No.: 333-277780). The registration statement became effective on July 1, 2024.

On July 3, 2024, substantially concurrently with the closing of the IPO, we completed the Private Placement of 216,750 Initial Private Units to the Sponsor at a purchase price of $10.00 per Initial Private Unit, generating gross proceeds to us of $2,167,500. The issuance of the Initial Private Units was made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act. We also issued to the Representative, 230,000 Class A Ordinary Shares as part of the underwriting compensation (the “Representative Shares”) on the closing of the IPO.

The proceeds of $50,000,000 ($10.00 per Public Unit) in the aggregate from the IPO and the Private Placement, were placed in the Trust Account.

On July 8, 2024, 750,000 Option Units were sold to the Representative upon its exercise of the Over-Allotment Option, at an offering price of $10.00 per Option Unit, generating gross proceeds of $7,500,000. Simultaneously with the issuance and sale of the Option Units, the Company completed a private placement sale of an additional 11,250 Additional Private Unit to the Sponsor at a purchase price of $10.00 per Additional Private Unit, generating gross proceeds of $112,500. In connection with the issuance and sales of the Option Units, the Company issued an additional 30,000 Representative Shares to the Representative.

The proceeds of $57.5 million ($10.00 per Public Unit) in the aggregate from the IPO and the Private Placement were placed in the Trust Account.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our,” or “we” refer to Eureka Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes herein.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company formed under the laws of Cayman Island on June 13, 2023, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. We intend to effectuate our business combination using cash derived from the proceeds of the IPO, our securities, debt or a combination of cash, securities and debt, in effecting a business combination. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location but will initially focus on Asia. We have not selected any target business for our initial business combination.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Initial Public Offering and Private Placement

On July 3, 2024, the Company consummated its IPO of 5,000,000 Units. Each Unit consists of one Class A Ordinary Shares and one Right to receive one-fifth of one Class A Ordinary Share upon the completion of the initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $50,000,000. On July 3, 2024, the Representative notified the Company of its exercise of the Over-Allotment Option in full. As a result, on July 8, 2024, 750,000 Option Units were sold to the Representative, generating gross proceeds of $7,500,000.

Simultaneously with the consummation of the IPO and the sale of the Option Units, the Company consummated the Private Placement of 228,000 Private Units to the Sponsor at a price of $10.00 per Private Unit, generating total proceeds of $2,280,000, collectively.

The proceeds of $57,500,000 ($10.00 per Public Unit) in the aggregate from the IPO and the Private Placement and sale of the Option Units, were placed in the Trust Account with Continental Stock Transfer & Trust Company acting as trustee.

Our management has broad discretion with respect to the specific application of the proceeds of the IPO and the Private Placement that are held out of the Trust Account, although substantially all the net proceeds are intended to be applied generally towards consummating a business combination and working capital.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO. Following the IPO, we have not generated any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the year ended September 30, 2024, we had a net income of $255,721, which consisted of interest income from the Trust Account of $609,787 offset by general and administrative expenses of $354,066. Cash used in operating activities was $282,509. Net income was offset by interest earned on investment held in the Trust Account. Changes in operating assets and liabilities provided $33,078 of cash for operating activities.

For the period from June 13, 2023 (inception) through September 30, 2023, we had a net loss of $5,325, all of which consisted of formation and operating costs. Cash used in operating activities was $4,269.

Liquidity and Capital Resources

As of September 30,2024, we had $670,352 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes.

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

As of September 30, 2024, we had cash of $670,352 and a working capital deficiency of $684,474. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. Our management’s plan in addressing this uncertainty is through the working capital loans from our Sponsor or its affiliates. In addition, if we are unable to complete a business combination within the Combination Period, our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a business combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about our ability to continue as a going concern. Our financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2024, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The Founder Shares, the Class A Ordinary Shares included in the Private Units, and any Class A Ordinary Shares that may be issued upon conversion of Working Capital Loans and Extension Loans (and any underlying securities) will be entitled to registration rights pursuant to a registration and shareholder rights agreement entered into in connection with the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Estimates

In preparing these financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results may differ from these estimates. We have not identified any critical accounting estimates.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and free-standing instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 as of the inception of the Company. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting ASU 2023-09 on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2024, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to market or interest rate risk.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2024, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at September 30, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of September 30, 2024.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

Other than as described herein, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Officers, Directors and Director Nominees

Our officers and directors are as follows:

Name	Age	Title
Fen Zhang	59	Chief Executive Officer and Chairman of the Board of Directors
Zhechen Wang	31	Chief Financial Officer
M. Anthony Wong	70	Independent Director
Lauren Simmons	29	Independent Director
Kevin McKenzie	51	Independent Director

Dr. Fen Zhang, has served as our Chief Executive Office and Chairman of our Board of Directors since June 2023. He has over a decade of experiences in investment banking and fund management industries involved in initial public offering and other capital markets transactions in the U.S., Canada, mainland China and Hong Kong, with over 20 years accomplished industrial experiences and connections with the world’s leading financial institutions, investment banks, funds and accredited investors.

Since January 2024, Dr Zhang has served as the Chief Executive Officer and directors of Columbus Acquisition Corp, a special purposes acquisition company, currently applying for listing on Nasdaq. Dr. Zhang has been working at Hercules Capital Group as a founding partner since August 2021, being in charge of the large scale alternative financing solutions for major commercial endeavors. From March 2022 to February 2023, Dr. Zhang served as the Chief Executive Officer of Oak Woods Acquisition Corporation, a special purpose acquisition corporation listing on Nasdaq (Nasdaq: OAKU). He served at UBS from July 2019 to August 2021 as the managing director at UBS AG Hong Kong and then transferred to UBS Securities Shanghai office to lead the IBD business. He was in charge of the Semiconductor Manufacturing International Corporation, or SMIC (0981.HK)’s US$230,000,000 convertible bonds project and US$500,000,000 investment grade debt issuance project, and has won mandates from Tuhu-a global car aftermarket leader backed by Tencent, Dragonfly FM-the top 2 audio app in China, and Keming Noodle (002661.SZ)-one of the largest noodle brands in China, etc. He has served as the executive director of Shanghai Lianjie Enterprise Management Consulting Co., Ltd. since September 2018. From March 2018 to March 2019, Dr. Zhang was the managing director at the investment banking department of China Merchants Bank International, or CMBI, and, from July 2017 to January 2018, the general manager at SinoPharm-CICC Fund, where he successfully closed the fund project with a size of RMB500 million for China Reform Holdings Corporation Ltd, or the CRHC, one of the largest FOF in China, and a RMB10 billion sized joint fund project between CMBI and Shenzhen municipal government. Under his management, the bank achieved three (3) times ROI on the investment of RMB900 million into Yunda Express (002120.SZ), one of the top express parcel delivers in China. From July 2015 to May 2017, Dr. Zhang served at Oriental Fortune Capital, or OFC, as a partner and vice general manager, where he established OFC’s first US$50,000,000 fund and a joint fund between OFC and Chang Hong Group (600839.SS), a top leading manufacturer of television and other household electronics in China. From March 2012 to July 2015, Dr. Zhang served as a global partner at Capital International Private Equity Fund of the Capital Group, or CIPEF, one of the top long term investors in the world and the largest investor in emerging markets in Hong Kong office. During his work at CIPEF, he achieved a high hit rate on deal closings and initialed and carried out various domestic and cross-border large-sized projects. From July 2010 to March 2012, he served at Credit Suisse as a managing director in IBD China team, where as a sector leader, he led the team on several elephant deals such as China Minmetals Resources (1208.HK), China Railway Logistics, Shandong Iron and Steel Group (600022.SS), XGMG, PICC Property and Casualty Company (2328.HK), etc., as well as other projects in large-to-mid-cap IPOs and structured lending and bond issuances. From July 2007 to July 2008, Dr. Zhang served at China International Capital Corporation, or CICC as an executive director, and then at UBS from July 2008 to July 2010 as an executive director in its IBD business sector, where he was responsible for several U.S. and Hong Kong IPO and bond issuance projects as well as reorganization and listing projects. His IPO clients included China Industries Securities (601377.SS), China Spring Airline (601021.SS), Shaangu Power (601369.SS), etc. He also established and developed UBS Shanghai from scratch into a rep office and then evolved into a China CSRC-certified branch. From July 2005 to July 2007, Dr. Zhang served at Deloitte Consulting as an equity partner. He established and managed the Deloitte S&O (strategy and operations consulting) business sector and developed the Deloitte China S&O sector into the first joint venture between Deloitte US and Deloitte China. From May 1995 to July 2005, he served at Bank of Montreal in Toronto of Canada as an analyst, as well as at China eLabs as a consultant and BearingPoint Management Consulting as a senior manager.

Dr. Zhang holds an MBA in finance and a Ph.D. degree in materials and metallurgic engineering from Queen’s University in Canada, and a B.S. in mechanical engineering from Tsinghua University in China.

Mr. Zhechen Wang has serves as our Chief Financial Officer since June 2024. Since August 2021, Mr. Wang has served as the Finance Manager and then Vice President of Finance of Hercules Capital Group, where he, among the others, administers financial operations and manages financial process oversight and risk control. From October 2016 to August 2021, Mr. Wang worked as a senior associate at PwC, where he conducted auditing in initial public offerings, public company reporting and statutory auditing for companies listing on different exchanges, including Nasdaq, NYSE, Shanghai Stock Exchange and the Stock Exchange of Hong Kong. Mr. Wang holds a Bachelor Degree of Commerce — Professional Accounting from Macquarie University in Australia.

Mr. Anthony Wong has served as our independent director since July 2024. Dr. Wong is head of international equities division at Red Solar Capital Ltd. He started his career as a faculty member of the MIT Sloan School of Management, and was a founding member of the MIT Media Lab and MIT Statistics Center. Dr. Wong was one of the earliest quantitative analysts on the Wall Street. He was the author of two financial texts, Fixed Income Arbitrage and Trading and Investing in Bond Options. Dr. Wong was also one of the executives who participated in the establishment of the Morningside Group in Hong Kong in 1993 and has been active in the capital markets since then. In recent years, Dr. Wong has focused his professional efforts on assisting international high-tech commercial projects in their alignment with the capital markets of Hong Kong and the United States. Dr. Wong holds a Ph.D. degree in statistics & data science from Yale University.

Ms. Lauren Simmons has served as our independent director since July 2024. Ms. Simmons is an equity trader who started her career in finance in May of 2017 with Rosenblatt Securities on the floor of the New York Stock Exchange. Ms. Simmons was recognized by Ebony’s Power 100 list in 2018, as well as by Politico which awarded her as among its Women of Impact in 2018. Since achieving notoriety in 2018, Ms. Simmons has been featured in various media outlets including Forbes, Politico, CNBC, Bloomberg and The Cut. Stemming from her financial knowledge and ability to quickly build relationships in financial markets, Ms. Simmons has built a broad network in private and public financial and consumer markets. Specifically, Ms. Simmons’ commentary, experience as an equities trader, combined with her market and experiential insights has led to her success as a brand leader for women in finance. In particular, Ms. Simmons has built partnerships with Ford, LinkedIn, Express, Champs, Isagenix and Pure Leaf. Ms. Simmons is also a financial contributor to Bloomberg, CNBC, Yahoo Finance and other financial media outlets. She is the author of Make Money Move addressing professional development and finance which is published by HarperCollins. Ms. Simmons has also headlined major events such as Aspen Ideas Festival, Sina Finance in China, Disney’s Dreamers Academy, and keynote at Harvard. Currently, Ms. Simmons is the host of “In her Bag” produced by Springhill productions Lebron James’ company. Ms. Simmons has also launched the podcast Money Moves with Lauren Simmons, a top ranked Spotify Original Podcast. Ms. Simmons currently serves as a director at Oak Woods Acquisition Corporation (Nasdaq: OAKU). Ms. Simmons was previously a member of the advisory board at Robinhood Markets, Inc. (Nasdaq: HOOD) and a former board member at Consciously Unbiased. Ms. Simmons holds a B.S. in Psychology from Kennesaw State University and concentrated her undergraduate studies in genetics and statistics.

Mr. Kevin McKenzie has served as our independent director since July 2024. Mr. McKenzie has over 20 years of global private equity experience in leading firms in the market. Mr. McKenzie has served as Chairman and President at Alpex Pharma since 2018, where he oversees the overall operations of the consolidated company and leads its efforts in developing and implementing strategic plans. Mr. McKenzie has also been a senior partner at Riverwest Capital, a private investment firm, since 2011, where he is responsible for the overall management. From 2006 to 2011, Mr. McKenzie was a senior partner at MKW Capital. From 2003 to 2006, Mr. McKenzie served as the vice president of Cerberus Capital Management and was responsible for various aspects of the investment process. From 2001 to 2003, he worked at Morgan Stanley Real Estate Fund (MSREF) and participated in a groundbreaking series of distressed debt portfolios sold in China by state-owned banks. From 1998 to 2001, Mr. McKenzie worked at the Bank of China and executed a number of syndicated acquisition bridge and term loan financings. Prior to that, Mr. McKenzie worked at the China office of the Royal Bank of Canada from 1997 to 1998. Mr. McKenzie holds an MBA in finance from Wharton Business School and an M.A. degree in Management & International Studies from the University of Pennsylvania.

Number and Terms of Office of Officers and Directors

Our board of directors consists of four members. The term of office will expire at our first annual general meeting. We may not hold an annual meeting of shareholders until after we consummate our initial business combination.

Our officers are elected by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association will provide that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the Board of Directors.

Holders of our Founder Shares will have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a resolution passed by holders of at least a two thirds of our ordinary shares who are eligible to vote and attend and vote in a general meeting our shareholders.

Committees of the Board of Directors

Our board of directors currently has three standing committees: an audit committee, a compensation committee and a nominating committee. Subject to phase-in rules and a limited exception, the rules of NASDAQ and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

M. Anthony Wong, Lauren Simmons and Kevin McKenzie currently serve as members of our audit committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent, subject to the certain phase-in provisions. Our board of directors has determined that each of Mr. Anthony Wong, Lauren Simmons and Kevin McKenzie meet the independent director standard under Nasdaq listing standards and under Rule 10A-3(b)(1) of the Exchange Act.

M. Anthony Wong serves as the Chairman of the audit committee. Each member of the audit committee meets the financial literacy requirements of Nasdaq, and our board of directors has determined that Mr. Colon qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities

Compensation Committee

We have established a compensation committee of the board of directors, which consists of M. Anthony Wong, Lauren Simmons and Kevin McKenzie , each of whom is an independent director under Nasdaq’s listing standards. Mr. Kevin McKenzie is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

Our nominating committee consists of M. Anthony Wong, Lauren Simmons and Kevin McKenzie. Lauren Simmons serves as chair of the nominating committee. We have adopted a nominating committee charter, which details the principal functions of the nominating committee, including:

●	developing the criteria and qualifications for membership on the Board of Directors;

●	recruiting, reviewing and nominating candidates for election to the Board of Directors or to fill vacancies on the Board of Directors;

●	reviewing candidates proposed by shareholders, and conducting appropriate inquiries into the background and qualifications of any such candidates;

●	monitoring and making recommendations regarding committee functions, contributions, and composition; and

●	evaluating, on an annual basis, the nominating committee’s performance.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board of Directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members.

Code of Ethics

We have adopted a code of ethics and business conduct (the “Code of Ethics”) applicable to our directors, officers and employees.  You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us.  We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Clawback Policy

Our clawback policy became effective on July 1, 2024 that applies to our executive officers (the “Policy”) in order to comply with Nasdaq rules. The Policy gives the Compensation Committee the discretion to require executive officers to reimburse us for any Erroneously Awarded Compensation (as defined in the Policy) that was based on financial results that were subsequently restated as a result of that person’s misconduct.

Conflicts of Interest

Potential investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and may have conflicts of interest in determining to which entity a particular business opportunity should be presented. As a result, our officers or directors may present a potential target to our competitor that would had been presented to us or devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	The Founder Shares owned by our officers and directors are subject to lock-up restrictions until the earlier of (1) six months after the completion of our initial business combination and (2) the date on which we consummate a liquidation, merger, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Class A Ordinary Share equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after our initial business combination, 50% of the Founder Shares will be released from the lock-up. Additionally, our officers and directors will not receive distributions from the Trust Account with respect to any of their Founder Shares and private shares if we do not complete a business combination. Furthermore, the Sponsor has agreed that the Private Units will not be sold or transferred until after we have completed our initial business combination. In addition, our officers and directors may loan funds to us and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. For the foregoing reasons, the personal and financial interests of our directors and executive officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and securing the release of their shares.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor. Furthermore, most of our officers and directors have pre-existing fiduciary obligations to other businesses of which they are officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe pre-existing fiduciary obligations, our officers and directors will honor those fiduciary obligations. Accordingly, it is possible they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe pre-existing fiduciary obligations and any successors to such entities have declined to accept such opportunities.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of a business combination, our liquidation or such time as she or he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any pre-existing fiduciary or contractual obligations he might have.

In connection with the vote required for any business combination, the Sponsor and all of our officers and directors, have agreed to vote their respective Ordinary Shares in favor of any proposed business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to the Founder Shares and private shares. If they purchase Class A Ordinary Shares in the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to convert such shares (or sell their shares in any tender offer) in connection with the consummation of our initial business combination or an amendment to our Amended and Restated Memorandum and Articles of Association relating to pre-business combination activity.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or insiders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view and (ii) the approval of a majority of our disinterested and Independent Directors (if we have any at that time). Furthermore, in no event will any of our insiders, officers, directors, special advisors or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of Common Stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely upon a review of such forms furnished to us during the most recent fiscal year, or written representations that no Forms 5 were required, we believe that that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers, directors, and security holders required to file the same during the fiscal year ended September 30, 2024.

Item 11. Executive Compensation.

None of our officers or directors has received any cash compensation for services rendered to us, except that transferred to our independent directors, Messrs. Anthony Wong, Kevin McKenzie , and Lauren Simmons, 10,000 Founder Shares each, respectively, immediately prior to the closing of the IPO. Other than as set forth elsewhere, no compensation of any kind, including finder’s and consulting fees, will be paid to our founders, existing officers, directors and advisors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to the IPO to be paid either prior to or in connection with our initial business combination. In addition, our officers, directors and advisors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our founders, officers, directors or advisors, or our or their affiliates, including the extension loan and extension convertible notes.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

Following a business combination, to the extent we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary as of the date hereof by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them.

The beneficial ownership of our Ordinary Shares is based on an aggregate of 6,436,000 Ordinary Shares issued and outstanding as of the date hereof and the record of beneficial ownership as indicated in the statements filed with the SEC pursuant section 13(d) or 13(g) as of the date hereof.

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Ordinary Shares

Fen Zhang(2)	1,635,500	21.4%
Zhechen Wang	—	—
M. Anthony Wong	10,000	*
Lauren Simmons	10,000	*
Kevin McKenzie	10,000	*
All executive officers and directors as a group (5 individuals)	1,665,500	21.8%
5% Holders
Hercules Capital Management Corp(2)	1,635,500	21.4%
First Trust Capital Management L.P.(3)	473,405	6.2%
First Trust Merger Arbitrage Fund(3)	415,646	5.4%
AQR Capital Management, LLC(4)	436,998	5.7%
Cowen and Company, LLC(5)	415,600	5.4%
Kerry Propper(6)	484,994	6.3%
Karpus Management, Inc.(7)	745,250	9.6%

*	Less than one percent

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Eureka Acquisition Corp, 89 Nexus Way, Camana Bay, Grand Cayman, KY1-9009, Cayman Islands.

(2)	Fen Zhang is the sole member and sole director of the Sponsor. The person having voting, dispositive or investment powers over the Sponsor is Fen Zhang, thus Fen Zhang is deemed to have beneficial ownership of the shares held by the Sponsor.

(3)	According to a Schedule 13G filed on November 14, 2024 jointly by First Trust Merger Arbitrage Fund, First Trust Capital Management L.P., First Trust Capital Solutions L.P. and FTCS Sub GP LLC. The principal business address of First Trust Capital Management L.P., First Trust Capital Solutions L.P. and FTCS Sub GP LLC is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of First Trust Merger Arbitrage Fund is 235 West Galena Street, Milwaukee, WI 53212.

(4)	According to a Schedule 13G filed on November 14, 2024 jointly by AQR Capital Management, LLC, AQR Capital Management Holdings, LLC and AQR Arbitrage, LLC, whose principal business address is One Greenwich Plaza, Greenwich, CT 06830.

(5)	According to a Schedule 13G filed on November 13, 2024 by Cowen and Company, LLC, whose principal business address is 599 Lexington Avenue, New York, NY 10022.

(6)	According to a Schedule 13G filed on November 12, 2024 jointly by Kerry Propper and Antonio Ruiz-Gimenez, whose principal business address is 1 Pennsylvania Plaza, 48th Floor, New York, New York 10119.

(7)	According to a Schedule 13G filed on October 7, 2024 by Karpus Management, Inc., d/b/a Karpus Investment Management, whose principal business address is 183 Sully’s Trail, Pittsford, New York 14534.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On July 4, 2023 and September 29, 2023, the Sponsor acquired 100 and 1,437,400 Founder Shares, respectively, for an aggregate purchase price of $25,000, or approximately $0.02 per share. On June 27, 2024, the Sponsor entered into a securities transfer agreement, pursuant to which the Sponsor transferred 10,000 Founder Shares to each of our independent directors, Dr. M. Anthony Wong, Ms. Lauren Simmons and Mr. Kevin McKenzie, at the original purchase price, immediately prior to the closing of the IPO.

As of September 30, 2024, there were 1,437,500 Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.02 per share.

Private Units

Simultaneously with the consummation of the IPO and the sale of the Option Units, the Company consummated the Private Placement of 228,000 Private Units to the Sponsor at a price of $10.00 per Private Unit.

Promissory Note — Related Party

On June 25, 2024, the Sponsor agreed to loan us up to $500,000 to be used for a portion of the expenses of the IPO (the “Promissory Note). As of July 3, 2024, the date of the completion of the IPO, the Sponsor loaned the Company $481,511. The total amount of $481,511 under the Promissory Note was fully repaid upon closing of the IPO on July 3, 2024. The Promissory Note was terminated after the repayment.

Working Capital Loans

In order to finance the Company’s transaction costs in connection with an initial business combination, the Sponsor, our officers and directors, or their affiliates or designees may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of the Working Capital Loans may be convertible into Working Capital Units at the option of the lender, upon consummation of our initial business combination, in addition to the convertible notes in connection with the potential extensions. The Working Capital Units would be identical to the Private Units.

As of September 30, 2024, the Company had no borrowings under the Working Capital Loans.

Extension Fees

We have until July 3, 2025 to complete its initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by July 3, 2025, we may extend the Combination Period up to two times, each time by an additional three months (for a total of up to January 3, 2026 to complete a business combination) without submitting such proposed extensions to our shareholders for approval or offering our public shareholders redemption rights in connection therewith. In order to extend the Combination Period, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account the Extension Fees in the amount of $575,000 on or prior to the date of the applicable deadline, for each three-month extension. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and either be payable upon the consummation of our initial business combination out of the proceeds of the Trust Account released to us, or, at the lender’s discretion, converted upon consummation of our business combination into Extension Units. If we do not complete a business combination, the loans would be repaid out of funds not held in the Trust Account, and only to the extent available. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the Combination Period. The Extension Units would be identical to the Private Units.

As of September 30, 2024, there were no Extension Fees.

Administrative Services Agreement

The Company is obligated, commencing from July 1, 2024 to pay the Sponsor, a monthly fee of $10,000 for office space, utilities and secretarial and administrative support pursuant to a certain administrative services agreement by and between the Company and the Sponsor dated July 2, 2023 (the “Administrative Services Agreement”). This Administrative Services Agreement will terminate upon completion of the Company’s business combination or the liquidation of the Trust Account to public shareholders. The Company incurred $30,000 for the year ended September 30, 2024, of which $10,000 was included in the accrued expenses.

Policy for Approval of Related Party Transactions

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter will be responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We have adopted the audit committee charter. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our founders unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA, or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire, or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our founders, existing officers, directors or advisors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to the IPO to be paid either prior to or in connection with our initial business combination. In addition, the following payments will be made to our founders or their affiliates, none of which will be made from the proceeds of the IPO held in the Trust Account prior to the completion of our initial business combination:

●	reimbursement of out-of-pocket expenses incurred by them in connection with certain activities on our behalf, such as identifying and investigating possible business targets and business combinations;

●	repayment at the closing of our initial business combination of Working Capital Loans which may be made by our founders or an affiliate of our founders to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1.500,000 of such Working Capital Loans may be convertible into Working Capital Units at the option of the lender. Such Working Capital Units are identical to the Private Units sold in the Private Placement; and

●	repayment at the closing of our initial business combination of Extension Fees which have been made by our Sponsor, its affiliates or designees in connection with our extensions of the Combination Period, which may be convertible into Extension Units, such Extension Units are identical to the Private Units sold in the Private Placement.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent.  An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of M. Anthony Wong, Lauren Simmons and Kevin McKenzie are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

During the period from June 13, 2023 (inception) through September 30, 2024, the firm of Marcum Asia CPAs LLP (“Marcum Asia”), has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to Marcum Asia for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum Asia in connection with regulatory filings. The aggregate fees billed by Marcum Asia for professional services rendered for the audit of our annual financial statements, review of the financial information included in our other required filings with the SEC for the year ended September 30, 2024 and for the period from June 13, 2023 (inception) through September 30, 2023 totaled $127,205 and $0, respectively. The above amounts include interim procedures and audit fees.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” We did not pay Marcum Asia for professional services rendered for audit related fees for the year ended September 30, 2024 and for the period from June 13, 2023 (inception) through September 30, 2023.

Tax Fees. We did not pay Marcum Asia for tax planning and tax advice for the year ended September 30, 2024 and for the period from June 13, 2023 (inception) through September 30, 2023.

All Other Fees. We did not pay Marcum Asia for other services for the year ended September 30, 2024 and for the period from June 13, 2023 (inception) through September 30, 2023.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1. The following documents are filed as part of this Annual Report:

Financial Statements: See “Item 8. Financial Statements and Supplementary Data” herein and “Index to Financial Statements” and financial statements incorporated by reference therein commencing below.

2. Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description
3.1	Second Amended and Restated Memorandum and Articles of Association, dated June 27, 2024. (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on July 8, 2024)

4.1	Specimen Unit Certificate. (incorporated herein by reference to Exhibit 4.1 to Form S-1 as filed with the Securities and Exchange Commission on June 28, 2024)

4.2	Specimen Ordinary Share Certificate. (incorporated herein by reference to Exhibit 4.2 to Form S-1 as filed with the Securities and Exchange Commission on June 28, 2024)

4.3	Specimen Right Certificate (incorporated herein by reference to Exhibit 4.3 to Form S-1 as filed with the Securities and Exchange Commission on June 28, 2024)

4.4	Rights Agreement, dated July 2, 2024, between the Registrant and Continental Stock Transfer & Trust Company, as rights agent. (incorporated herein by reference to Exhibit 4.1 to Form 8-K as filed with the Securities and Exchange Commission on July 8, 2024)

4.5	Description of Securities

10.1	Unit Subscription Agreement dated July 21, 2024, between the Company and the Sponsor. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on July 8, 2024)

10.2	Securities Transfer Agreement, dated June 27, 2024, between the Company, the Sponsor, and certain directors of the Company (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on July 8, 2024)

10.3	Investment Management Trust Agreement, dated July 2, 2024, between the Company and CST, as trustee. (incorporated herein by reference to Exhibit 10.3 to Form 8-K as filed with the Securities and Exchange Commission on July 8, 2024)

10.4	Registration Rights Agreement, dated July 2, 2024, between the Company, the Sponsor, and the Representative. (incorporated herein by reference to Exhibit 10.4 to Form 8-K as filed with the Securities and Exchange Commission on July 8, 2024)

10.5	Letter Agreement, dated July 2, 2024, among the Company, the Sponsor, and officers and directors of the Company. (incorporated herein by reference to Exhibit 10.5 to Form 8-K as filed with the Securities and Exchange Commission on July 8, 2024)

10.6	Form of the Indemnity Agreement, between the Company and the officers and directors of the Company. (incorporated herein by reference to Exhibit 10.6 to Form 8-K as filed with the Securities and Exchange Commission on July 8, 2024)

10.7	Administrative Service Agreement, dated July 2, 2023, between the Company and the Sponsor. (incorporated herein by reference to Exhibit 10.7 to Form 8-K as filed with the Securities and Exchange Commission on July 8, 2024)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Policy Relating to Recovery of Erroneously Awarded Compensation

99.1	Audit Committee Charter. (incorporated herein by reference to Exhibit 99.1 to Form S-1 as filed with the Securities and Exchange Commission on June 28, 2024)

99.2	Compensation Committee Charter. (incorporated herein by reference to Exhibit 99.2 to Form S-1 as filed with the Securities and Exchange Commission on June 28, 2024)

101.INS	Inline XBRL Instance Document – the Inline XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUREKA ACQUISITION CORP

Date: December 23, 2024
	By:	/s/ Fen Zhang
Fen Zhang
Chief Executive Officer, Chairman and Secretary
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Fen Zhang	Chief Executive Officer, Chairman and Director	December 23, 2024
Fen Zhang	(Principle Executive Officer)

/s/ Zhechen Wang	Chief Financial Officer	December 23, 2024
Zhechen Wang	(Principal Accounting and Financial Officer)

/s/ Anthony Wong	Director	December 23, 2024
Anthony Wong

/s/ Lauren Simmons	Director	December 23, 2024
Lauren Simmons

/s/ Kevin McKenzie	Director	December 23, 2024
Kevin McKenzie

EUREKA ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Eureka Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Eureka Acquisition Corp. (the “Company”) as of September 30, 2024 and 2023, the related statements of operations, changes in shareholders’ equity and cash flows for the year ended September 30, 2024 and for the period from June 13, 2023 (inception) through September 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the year ended September 30, 2024 and for the period from June 13, 2023 (inception) through September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before July 3, 2025 or January 3, 2026 if the Company enters into a business combination agreement prior to July 3, 2025 or by making additional contributions to the trust to extend the business combination deadline by an additional 6 months through January 3, 2026. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to July 3, 2025, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond July 3, 2025 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum Asia CPAs LLP

Marcum Asia CPAs LLP

We have served as the Company’s auditor since 2023.

New York, NY

December 23, 2024

Firm ID#: 5395

EUREKA ACQUISITION CORP
BALANCE SHEETS

	September 30, 2024	September 30, 2023

Assets
Current Assets
Cash	$670,352	$—
Prepaid expenses	63,845	47,200
Total Current Assets	734,197	47,200

Deferred offering costs	—	236,902
Investments held in Trust Account	58,109,787	—
Total Assets	$58,843,984	$284,102

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$39,723	$160,416
Due to a related party	10,000	—
Promissory note – related party	—	104,011
Total Current Liabilities	49,723	264,427
Total Liabilities	49,723	264,427

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value, 390,000,000 shares authorized, 5,750,000 shares and zero shares issued and outstanding as of September 30, 2024 and 2023, respectively	55,929,275	—

Shareholders’ Equity
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 390,000,000 shares authorized, 458,000 shares (excluding 5,750,000 shares subject to possible redemption) as of September 30, 2024 and zero shares issued and outstanding as of September 30, 2023	46	—
Class B ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 1,437,500 shares issued and outstanding as of September 30, 2024 and 2023(1)	144	144
Additional paid-in capital	2,614,400	24,856
Retained earnings (accumulated deficit)	250,396	(5,325)
Total Shareholders’ Equity	2,864,986	19,675
Total Liabilities, Shares Subject to Redemption, and Shareholders’ Equity	$58,843,984	$284,102

(1)	Includes an aggregate of up to 187,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters as of September 30, 2023. As a result of the underwriter’s full exercise of their over-allotment option on July 8, 2024, no Founder Shares are currently subject to forfeiture as of September 30, 2024.

The accompanying notes are an integral part of these financial statements.

EUREKA ACQUISITION CORP
STATEMENTS OF OPERATIONS

	For the Year Ended September 30, 2024	For the Period from June 13, 2023 (Inception) to September 30, 2023
General and administrative expenses	$354,066	$5,325
Loss from operations	(354,066)	(5,325)
Other income:
Interest income	609,787	—
Income (loss) before income taxes	255,721	(5,325)
Income taxes provision	—	—
Net income (loss)	$255,721	$(5,325)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	1,387,978	—
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.56	$—
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	1,548,308	1,250,000 (1)
Basic and diluted net loss per share, non-redeemable Class A and Class B ordinary shares	$(0.34)	$(0.00)

(1)	This number excludes an aggregate of up to 187,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these financial statements.

EUREKA ACQUISITION CORP
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Year Ended September 30, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance as of September 30, 2023	—	$—	1,437,500	$144	$24,856	$(5,325)	$19,675
Issuance of Private Placement Units	228,000	23	—	—	2,279,977	—	2,280,000
Issuance of representative shares	230,000	23	—	—	301,277	—	301,300
Issuance of Public Rights, net of issuance cost of $45,930	—	—	—	—	1,219,070	—	1,219,070
Transfer Class B shares to independent directors	—	—	—	—	38,479	—	38,479
Accretion of carrying value to redemption value	—	—	—	—	(1,249,259)	—	(1,249,259)
Net income	—	—	—	—	—	255,721	255,721
Balance as of September 30, 2024	458,000	$46	1,437,500	$144	$2,614,400	$250,396	$2,864,986

For the Period from June 13, 2023 (Inception) to September 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 13, 2023 (inception)	—	$—	—	$—	$—	$—	$—
Founder shares issued to initial shareholders (1)	—	—	1,437,500	144	24,856	—	25,000
Net loss	—	—	—	—	—	(5,325)	(5,325)
Balance as of September 30, 2023	—	$—	1,437,500	$144	$24,856	$(5,325)	$19,675

(1)	This number includes an aggregate of up to 187,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these financial statements.

EUREKA ACQUISITION CORP
STATEMENTS OF CASH FLOWS

	For the Year Ended September 30, 2024	For the Period from June 13, 2023 (inception) to September 30, 2023
Cash Flows from Operating Activities:
Net income (loss)	$255,721	$(5,325)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	38,479
Interest earned on marketable securities held in Trust Account	(609,787)
Changes in operating assets and liabilities:
Prepaid expenses	(16,645)	—
Due to a related party	10,000	—
Accounts payable and accrued expenses	39,723	1,056
Net Cash Used in Operating Activities	(282,509)	(4,269)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(57,500,000)	—
Net Cash Used in Investing Activities	(57,500,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of public units	57,500,000	—
Proceeds from sale of private placement units	2,280,000	—
Proceeds from issuance of promissory note to related party	377,500	—
Payment of underwriter commissions	(862,500)	—
Repayment of promissory note - related party	(481,511)	—
Repayment of due to related party	(1,056)	—
Payment of operating expenses via promissory note – related party	—	4,269
Payment of offering costs	(359,572)	—
Net Cash Provided by Financing Activities	58,452,861	4,269

Net Change in Cash	670,352	—

Cash, Beginning of Year	—	—
Cash, End of Year	$670,352	$—

Supplemental Disclosure of Cash Flow Information:
Prepaid expenses paid via promissory note – related party	$—	$47,200
Deferred offering costs included in accrued offering costs	$—	$159,360
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs paid via promissory note – related party	$—	$52,542
Reversal of offering costs being waived	$(100,000)	$—
Accretion of carrying value to redemption value of Class A redeemable ordinary shares	$1,249,259	$—

The accompanying notes are an integral part of these financial statements.

EUREKA ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization, Business Operation and Going Concern Consideration

Eureka Acquisition Corp (the “Company”) is a blank check company incorporated in the Cayman Islands on June 13, 2023. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which is referred to as a “target business.” (the “Business Combination”) The Company does not have any specific Business Combination under consideration and the Company has not (nor has anyone on its behalf), directly or indirectly, contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to such a transaction. The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic location but will initially focus on Asia. The Company may consummate a Business Combination with an entity located in People’s Republic of China (“PRC” including Hong Kong and Macau). Further, due to the fact that a majority of the Company’s executive officers and directors are located in or have significant ties to China, it may make us a less attractive partner to certain potential target businesses, including non-China or non-Hong Kong-based target companies, and such perception may potentially limit or negatively impact its search for an initial Business Combination or may therefore make it more likely for the Company to consummate a Business Combination with a company based in or having the majority of its operations in PRC and/or Hong Kong. The Company has selected September 30 as its fiscal year end.

As of September 30, 2024, the Company had not commenced any operations. For the period from June 13, 2023 (inception) through September 30, 2024, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering (the “IPO”) described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Units (as defined below).

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

The registration statement for the Company’s IPO was declared effective on July 1, 2024. On July 3, 2024, the Company consummated its IPO of 5,000,000 units (“Units”). Each Unit consists of one Class A ordinary share, $0.0001 par value per share, and one right to receive one-fifth of one Class A ordinary share upon the completion of the initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $50,000,000. On July 3, 2024, the underwriter notified the Company of its exercise of the over-allotment option in full to purchase additional 750,000 Units (the “Option Units”) of the Company (the “Over-Allotment Option”). As a result, on July 8, 2024, 750,000 Units were sold to the underwriter at an offering price of $10.00 per Option Unit (the “Option Units” and together with the Units, collectively, the “Public Units”), generating gross proceeds of $7,500,000.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement of 216,750 units (the “Initial Private Placement Units”) to the Sponsor at a price of $10.00 per Initial Private Placement Unit, generating total proceeds of $2,167,500, which is described in Note 4. Simultaneously with the issuance and sale of the Option Units, the Company completed a private placement sale of additional 11,250 units (the “Additional Private Units” and together with the Initial Private Placement Units, collectively, the “Private Units”) to the Sponsor at a purchase price of $10.00 per Additional Private Unit, generating gross proceeds of $112,500.

Transaction costs amounted to $1,600,914 consisting of $862,500 underwriting commissions which were paid in cash at the closing date of the IPO and Over-allotment Option, $301,300 of the Representative Shares (discussed in the below), $150,000 of underwriter expenses, and $287,114 of other offering costs. At the closing date of the IPO and Over-allotment Option, cash of $827,216 was held outside of the Trust Account (as defined below) and is available for the payment of accrued offering costs and for working capital purposes.

In conjunction with the IPO, the Company issued to the underwriter 200,000 Class A ordinary shares for no consideration (the “Representative Shares”) with an estimated fair value of $262,000. In connection with the issuance and sales of the Option Units, the Company issued an additional 30,000 Representative Shares with an estimated fair value of $39,300 to the underwriter. The fair value of the Representative Shares accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”) is included in the offering costs.

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

Going Concern Consideration

As of September 30, 2024, the Company had $670,352 of cash and a working capital of $684,474. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In addition, the Company initially has until July 3, 2025 to consummate the initial Business Combination (assuming no extensions). If the Company does not complete a Business Combination within the Combination Period, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that the Business Combination might not happen within the 12-month period from the issuance date of these financial statements.  In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to consummate the initial Business Combination to continue as a going concern.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2024 and 2023, the Company had $670,352 and none in cash, respectively. The Company did not have any cash equivalents as of September 30, 2024 and 2023.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition. As of September 30, 2024 and 2023, the Company has not experienced losses on these accounts.

Investment Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. These securities are presented on the balance sheet at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information.

Offering Costs associated with Initial Public Offering

Offering costs were $1,600,914 consisting principally of underwriting, legal and other expenses incurred through the balance sheet date that were related to the IPO and were charged to shareholders’ equity upon the completion of the IPO. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. The Company allocates offering costs among public shares, Public Rights and Private Units based on the relative fair values of public shares, Public Rights and Private Units. Accordingly, $1,554,984 was allocated to Public Shares and charged to temporary equity, and $45,930 was allocated to Public Rights and Private Units and charged to shareholders’ equity.

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as shareholders’ equity. In accordance with ASC 480-10-S99, the Company classifies the Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 5,750,000 Class A ordinary shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of Class A ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value as a charge against retained earnings or, in the absence of retained earnings, as a charge against additional paid-in-capital over an expected 12-month period, which is the initial period that the Company has to complete a Business Combination.

Accordingly, as of September 30, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity on the Company’s balance sheet in the following table:

Gross proceeds from IPO	$57,500,000
Less:
Proceeds allocated to Public Rights	(1,265,000)
Allocation of offering costs related to redeemable shares	(1,554,984)
Plus:
Accretion of carrying value to redemption value	1,249,259
Class A ordinary shares subject to possible redemption – September 30, 2024	$55,929,275

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders.

The calculation of diluted income per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Units since the exercise of the units is contingent upon the occurrence of future events. As of September 30, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Year Ended September 30, 2024	For the Period from June 13, 2023 (inception) to September 30, 2023
Net income (loss)	$255,721	$(5,325)
Accretion of Class A ordinary shares to redemption value	(1,249,259)	—
Net loss including accretion of Class A ordinary shares to redemption value	$(993,538)	$(5,325)

	For the Year Ended September 30, 2024		For the Period from June 13, 2023 (inception) to September 30, 2023
	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss	$(469,643)	$(523,895)	$—	$(5,325)
Accretion of Class A ordinary shares subject to possible redemption to redemption value	1,249,259	—	—	—
Allocation of net income (loss)	779,616	(523,895)	—	(5,325)

Denominator:
Basic and diluted weighted average shares outstanding	1,387,978	1,548,308	—	1,250,000
Basic and diluted net income (loss) per ordinary share	$0.56	$(0.34)	$—	$(0.00)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and free-standing instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 as of the inception of the Company. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting ASU 2023-09 on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3 — Initial Public Offering

On July 3, 2024, the Company sold 5,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share, par value $0.0001 per share and one right (the “Public Right”). Each Public Right entitles the holder to purchase one-fifth (1/5) of one Class A ordinary share upon the consummation of the Company’s initial Business Combination. The Company will not issue fractional shares. As a result, the holder must hold Public Rights in multiples of five (5) in order to receive shares for all of their Public Rights upon closing of a Business Combination. The Company also granted the underwriters a 45-day option to purchase up to an additional 750,000 units to cover over-allotments, if any. On July 3, 2024, the underwriter notified the Company of its exercise of Over-Allotment Option in full to purchase an additional 750,000 Option Units of the Company. On July 8, 2024, 750,000 Option Units were sold to the underwriters at an offering price of $10.00 per Option Unit, generating gross proceeds of $7,500,000.

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

Note 5 — Related Party Transactions

Founder Shares

On July 4, 2023 and September 29, 2023, the Sponsor acquired 100 and 1,437,400 Class B ordinary share (the “Founder Shares”), respectively, for an aggregate purchase price of $25,000, or approximately $0.02 per share. As of September 30, 2024, there were 1,437,500 Founder Shares issued and outstanding, among which, up to 187,500 Founder Shares were subject to forfeiture if the underwriters’ over-allotment was not exercised. On July 8, 2024, the underwriters exercised their Over-Allotment Option in full, hence, all 187,500 Founder Shares were no longer subject to forfeiture. All shares and associated amounts have been retroactively restated to reflect the new issuance.

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

Promissory Note — Related Party

On September 30, 2023, the Sponsor agreed to loan the Company up to $500,000 (the “Promissory Note”) to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and is due at the earlier of (1) the closing of the IPO or (2) the date on which the Company determines not to conduct an initial public offering of its securities, unless accelerated upon the occurrence of an Event of Default. The outstanding loan balance of $481,511 was repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account on July 3, 2024. There was $0 and $104,011 outstanding under the Promissory Note as of September 30, 2024 and 2023, respectively.

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

As of September 30, 2024 and September 30, 2023, the Company had no borrowings under the Working Capital Loans.

Administrative Support Services

Commencing on the effective date of the registration statement of the IPO, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 for the year ended September 30, 2024, of which $10,000 was included in the amount due to a related party.

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

The underwriter was entitled to a cash underwriting discount of $0.15 per unit, or $750,000 (or up to $862,500 if the underwriters’ over-allotment is exercised in full). Additionally, the underwriters was entitled to acquire the Company’s 200,000 Class A ordinary shares (or up to 230,000 shares of Class A ordinary shares if the underwriters’ over-allotment is exercised in full) that were registered in the IPO and were paid at the closing of the IPO as the Representative Shares. In addition, the underwriter has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of its initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the Combination Period. In connection with the IPO, the Company issued 200,000 Representative Shares to the underwriter with a fair value of $262,000. In connection with the issuance and sales of the Option Units, the Company issued an additional 30,000 Representative Shares to the underwriter with a fair value of $39,300.

Note 7 — Shareholders’ Equity

Preference Share — The Company is authorized to issue 10,000,000 shares of preference share, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024 and 2023, there were no preference shares issued or outstanding.

Class A Ordinary Share — The Company is authorized to issue 390,000,000 Class A ordinary shares with $0.0001 par value. There were 458,000 Class A ordinary shares issued or outstanding (excluding 5,750,000 Class A ordinary shares subject to possible redemption) as of September 30, 2024. There were no Class A ordinary shares issued or outstanding as of September 30, 2023.

Class B Ordinary Share — The Company is authorized to issue 100,000,000 Class B ordinary shares with $0.0001 par value. In July 2023 and September 2023, the Company issued an aggregate of 1,437,500 Founder Shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.02 per share, of which an aggregate of up to 187,500 shares were subject to forfeiture for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial shareholder would collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO (assuming they do not purchase any Units in the IPO and excluding the Class A ordinary shares underlying the Placement Units). As a result of the underwriters’ exercise of their over-allotment option in full on July 8, 2024, all 187,500 Class B ordinary shares were no longer subject to forfeiture. As of September 30, 2024 and 2023, there were 1,437,500 Class B ordinary shares issued and outstanding,

Prior to the initial Business Combination, only holders of Class B ordinary shares will have the right to vote in the election of directors. Holders of its Class A ordinary shares will not be entitled to vote on the election of directors during such time. These provisions of the Company’s amended and restated memorandum and articles of association with class rights may not be amended without a resolution passed by holders of at least two thirds of the Company’s ordinary shares who are eligible to vote and attend and vote in a general meeting of the Company’s shareholders. With respect to any other matter submitted to a vote of its shareholders, including any vote in connection with the initial Business Combination, except as required by law, holders of the Founder Shares and holders of its Class A ordinary shares will vote together as a single class, with each share entitling the holder to one vote.

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

Note 8 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	September 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in Trust Account	$58,109,787	$58,109,787	—	—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these financial statements were issued. Based on this review, the Company did not identify any subsequent events that would require adjustment or disclosure in the financial statements.