Form 10-Q
period 2024-12-31
Eureka Acquisition Corp
filed 2025-02-12
CIK 2000410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of February 11, 2024, there were 7,645,500 ordinary shares issued and outstanding, including 6,208,000 Class A ordinary shares of the Company, par value $0.0001 per share, and 1,437,500 Class B ordinary shares of the Company, par value $0.0001 per share, issued and outstanding, respectively.

EUREKA ACQUISITION CORP

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2024

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EUREKA ACQUISITION CORP
CONDENSED BALANCE SHEETS

	December 31, 2024 (Unaudited)	September 30, 2024

Assets
Current Assets
Cash	$552,031	$670,352
Prepaid expenses	37,905	63,845
Total Current Assets	589,936	734,197

Deferred offering costs	—	—
Investments held in Trust Account	58,803,843	58,109,787
Total Assets	$59,393,779	$58,843,984

Liabilities, Shares Subject to Possible Redemption, and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$47,500	$39,723
Due to a related party	10,000	10,000
Total Current Liabilities	57,500	49,723
Total Liabilities	57,500	49,723

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value, 390,000,000 shares authorized, 5,750,000 shares issued and outstanding as of December 31, 2024 and September 30, 2024	57,323,179	55,929,275

Shareholders’ Equity
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 390,000,000 shares authorized, 458,000 shares issued and outstanding (excluding 5,750,000 shares subject to possible redemption) as of December 31, 2024 and September 30, 2024	46	46
Class B ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 1,437,500 shares issued and outstanding as of December 31, 2024 and September 30, 2024	144	144
Additional paid-in capital	1,220,496	2,614,400
Retained earnings	792,414	250,396
Total Shareholders’ Equity	2,013,100	2,864,986
Total Liabilities, Shares Subject to Possible Redemption, and Shareholders’ Equity	$59,393,779	$58,843,984

The accompanying notes are an integral part of these unaudited condensed financial statements.

EUREKA ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31,
	2024	2023
General and administrative expenses	$152,038	$56,819
Loss from operations	(152,038)	(56,819)
Other income:
Interest earned on investment held in Trust Account	694,056	—
Income (loss) before income taxes	542,018	(56,819)
Income taxes provision	—	—
Net income (loss)	$542,018	$(56,819)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	5,750,000	—
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.13	$—
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	1,895,500	1,437,500 (1)
Basic and diluted net loss per share, non-redeemable Class A and Class B ordinary shares	$(0.11)	$(0.04)

(1)	This number retroactively restated to include an aggregate of 187,500 Class B ordinary shares as a result of the underwriter’s full exercise of their over-allotment option on July 8, 2024. No Founder Shares are currently subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

EUREKA ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Retained	Shareholders’
	Shares	Amount	Shares(1)	Amount	Capital	Earnings	Equity
Balance as of September 30, 2024	458,000	$46	1,437,500	$144	$2,614,400	$250,396	$2,864,986
Accretion of carrying value to redemption value	—	—	—	—	(1,393,904)	—	(1,393,904)
Net income	—	—	—	—	—	542,018	542,018
Balance as of December 31, 2024	458,000	$46	1,437,500	$144	$1,220,496	$792,414	$2,013,100

FOR THE THREE MONTHS ENDED DECEMBER 31, 2023

	Ordinary Shares				Additional		Total Shareholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	(Deficit)
Balance as of September 30, 2023	—	$—	1,437,500	$144	$24,856	$(5,325)	$19,675
Net loss	—	—	—	—	—	(56,819)	(56,819)
Balance as of December 31, 2023	—	$—	1,437,500	$144	$24,856	$(62,144)	$(37,144)

(1)	This number retroactively restated to include an aggregate of 187,500 Class B ordinary shares as a result of the underwriter’s full exercise of their over-allotment option on July 8, 2024. No Founder Shares are currently subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

EUREKA ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$542,018	$(56,819)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investment held in Trust Account	(694,056)	—
Changes in operating assets and liabilities:
Prepaid expenses	25,940	38,252
Accounts payable and accrued expenses	7,777	(59,360)
Net Cash Used in Operating Activities	(118,321)	(77,927)

Cash Flows from Financing Activities:
Borrowings via promissory note – related party	—	125,000
Payment of deferred offering costs	—	(34,030)
Net Cash Provided by Financing Activities	—	90,970

Net Change in Cash	(118,321)	13,043

Cash, beginning of period	670,352	—
Cash, end of period	$552,031	$13,043

Supplemental Disclosure of Cash Flow Information:
Accretion of carrying value to redemption value of Class A redeemable ordinary shares	$1,393,904	$—
Deferred offering costs included in accrued offering costs	$—	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

EUREKA ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2024

Note 1 — Organization, Business Operation and Going Concern Consideration

Eureka Acquisition Corp (the “Company”) is a blank check company incorporated in the Cayman Islands on June 13, 2023. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which is referred to as a “target business” (the “Business Combination”). The Company has not selected any target business for its initial business combination. The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic location but will initially focus in Asia. The Company may consummate a Business Combination with an entity located in People’s Republic of China (“PRC” including Hong Kong and Macau). Further, due to the fact that a majority of the Company’s executive officers and directors are located in or have significant ties to China, it may make us a less attractive partner to certain potential target businesses, including non-China or non-Hong Kong-based target companies, and such perception may potentially limit or negatively impact its search for an initial Business Combination or may therefore make it more likely for the Company to consummate a Business Combination with a company based in or having the majority of its operations in PRC and/or Hong Kong. The Company has selected September 30 as its fiscal year end.

As of December 31, 2024, the Company had not commenced any operations. For the period from June 13, 2023 (inception) through December 31, 2024, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering (the “IPO”) described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Units (as defined below).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company’s founder and sponsor is Hercules Capital Management Corp, a British Virgin Islands company (the “Sponsor”). The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through the initial Business Combination.

The registration statement on Form S-1 in connection with the IPO was declared effective on July 1, 2024. On July 3, 2024, the Company consummated its IPO of 5,000,000 units (“Units”). Each Unit consists of one Class A ordinary share, $0.0001 par value per share, and one right to receive one-fifth of one Class A ordinary share upon the completion of the initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $50,000,000. On July 3, 2024, the underwriter notified the Company of its exercise of the over-allotment option in full to purchase additional 750,000 Units (the “Option Units”) of the Company (the “Over-Allotment Option”). As a result, on July 8, 2024, 750,000 Units were sold to the underwriter at an offering price of $10.00 per Option Unit (the “Option Units” and together with the Units, collectively, the “Public Units”), generating gross proceeds of $7,500,000.

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

Transaction costs amounted to $1,600,914 consisting of $862,500 of underwriting commissions which was paid in cash at the closing date of the IPO and Over-allotment Option, $301,300 of the Representative Shares (discussed in the below), $150,000 of underwriter expenses, and $287,114 of other offering costs, all of which were recognized by the Company during the three months ended September 30, 2024. At the closing date of the IPO and Over-allotment Option, cash of $827,216 was held outside of the Trust Account (as defined below) and is available for the payment of accrued offering costs and for working capital purposes.

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

Upon the closing of the IPO, management has agreed that at least $10.00 per Public Unit sold in the IPO would be held into a U.S.-based trust account (“Trust Account”). The funds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury or in an interest bearing or non-interest bearing demand deposit account. Except with respect to divided and/or interest earned on the funds held in the Trust Account that may be released to the Company to pay the Company’s tax obligation, if any, the proceeds from the IPO and the sale of the Private Units that are deposited and held in the Trust Account will not be released from the Trust Account until the earliest to occur of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of obligation to redeem 100% of our public shares if the Company does not complete the Company’s initial Business Combination by July 3, 2025 (or up to January 3, 2026 if the Company extends the period of time to consummate a Business Combination two times, each by an additional three months) (the “Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the Company’s public shares if the company is unable to complete their initial Business Combination within Combination Period, subject to applicable law. In no other circumstances will a public shareholder have any right or interest of any kind to or in the Trust Account.

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

The Company will have until July 3, 2025 (or up to January 3, 2026 if the Company extends the period of time to consummate a Business Combination two times, each by an additional three months) to complete its initial Business Combination. If the Company is unable to complete its initial Business Combination by July 3, 2025 (or up to January 3, 2026 if the Company extends the period of time to consummate a Business Combination two times, each by an additional three months), the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $50,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable)) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its Board of Directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to its public rights or private placement rights, which will expire worthless if the Company fails to complete its initial Business Combination by July 3, 2025 (or up to January 3, 2026 if the Company extends the period of time to consummate a Business Combination two times, each by an additional three months).

Pursuant to the terms of the Company’s amended and restated memorandum and articles of association, in order to extend the time available for the Company to consummate its initial Business Combination, its sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit (in the form of a loan to the Company) an aggregate of $575,000 ($0.10 per public share), on or prior to the date of the applicable deadline, for each three-month extension (or up to an aggregate of $1,150,000.

Going Concern Consideration

As of December 31, 2024, the Company had $552,031 of cash and a working capital of $532,436. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company currently has no commitments in place to receive such financing and there is no assurance that the Company’s plans to raise capital will be successful. In addition, the Company initially has until July 3, 2025 to consummate the initial Business Combination (assume no extensions). If the Company does not complete a Business Combination within the Combination Period, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that Business Combination might not be completed within the 12-month period from the issuance date of these financial statements.  In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards “Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern”, management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, management has determined that such additional conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. Interim results for the three months ended December 31, 2024 are not necessarily indicative of results that may be expected through September 30, 2025 or for any future periods. These financial statements should be read in conjunction with the Company’s 2024 Annual Report on Form 10-K as filed with the SEC on December 26, 2024. The accompanying condensed balance sheet as of September 30, 2024 has been derived from the audited balance sheet included in the Form 10-K.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2024 and September 30, 2024, the Company had $552,031 and $670,352 in cash, respectively, and none in cash equivalents for both periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the United States Federal Depository Insurance Coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition. As of December 31, 2024 and September 30, 2024, the Company has not experienced losses on these accounts.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. government treasury bills with a maturity of 185 days or less. These securities are presented on the balance sheet at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. Upon maturity of these U.S. government securities on December 12, 2024, the Company invested the proceeds into an interest-bearing demand deposit account, which comprised the entire balance of the Trust Account as of December 31, 2024 and earned approximately $100,530 interest income during that period.

Offering Costs Associated with the IPO

Offering costs were $1,600,914 consisting principally of underwriting, legal and other expenses incurred through the balance sheet date that were related to the IPO and were charged to shareholders’ equity upon the completion of the IPO. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. The Company allocates offering costs among public shares, public rights and Private Units based on the relative fair values of public shares, public rights and Private Units and all of offering costs were recognized by the Company during the three months ended September 30, 2024. Accordingly, $1,554,984 was allocated to public shares and charged to temporary equity, and $45,930 was allocated to public rights and Private Units and charged to shareholders’ equity.

Share Rights

The Company accounts for the public rights and private placement rights issued in connection with the IPO and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the rights under equity treatment at their assigned values.

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as shareholders’ equity. In accordance with ASC 480-10-S99, the Company classifies the Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 5,750,000 Class A ordinary shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of Class A ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value as a charge against retained earnings or, in the absence of retained earnings, as a charge against additional paid-in-capital over an expected 12-month period, which is the initial period that the Company has to complete a Business Combination. The Company uses the effective interest method to calculate the periodic accretion under which the accreted redemption value equals the redemption amount on the earliest redemption date and recorded $699,848 accretion of Class A ordinary shares to redemption value for the three months ended December 31, 2024. Additionally, interest earned in the Trust Account is recognized as an increase to the redemption value immediately as it is earned. For the three months ended December 31, 2024, the Company recorded $694,056 interest income as a remeasurement of carrying value to redemption value.

Accordingly, as of December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity on the Company’s balance sheet in the following table:

Gross proceeds from IPO	$57,500,000
Less:
Proceeds allocated to Public Rights	(1,265,000)
Allocation of offering costs related to redeemable shares	(1,554,984)
Plus:
Accretion of carrying value to redemption value	1,249,259
Class A ordinary shares subject to possible redemption – September 30, 2024	55,929,275
Plus:
Accretion of carrying value to redemption value	699,848
Remeasurement of carrying value to redemption value	694,056
Class A ordinary shares subject to possible redemption – December 31, 2024	$57,323,179

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders.

The calculation of diluted income per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Units since the exercise of the units is contingent upon the occurrence of future events. As of December 31, 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The net income (loss) per share presented in the unaudited condensed statements of operations is based on the following:

	For the Three Months Ended December 31, 2024	For the Three Months Ended December 31, 2023
Net income (loss)	$542,018	$(56,819)
Accretion of Class A ordinary shares to redemption value	(1,393,904)	—
Net loss including accretion of Class A ordinary shares to redemption value	$(851,886)	$(56,819)

	For the Three Months Ended December 31, 2024		For the Three Months Ended December 31, 2023
	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss	$(640,682)	$(211,204)	$—	$(56,819)
Accretion of Class A ordinary shares subject to possible redemption to redemption value	1,393,904	—	—	—
Allocation of net income (loss)	753,222	(211,204)	—	(56,819)

Denominator:
Basic and diluted weighted average shares outstanding	5,750,000	1,895,500	—	1,437,500 (1)
Basic and diluted net income (loss) per ordinary share	$0.13	$(0.11)	$—	$(0.04)

(1)	Retroactively restated to include an aggregate of 187,500 Class B ordinary shares as a result of the underwriter’s full exercise of their over-allotment option on July 8, 2024. No Founder Shares are currently subject to forfeiture.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Share-based compensation

The Company recognizes compensation costs resulting from the issuance of share-based awards to directors as an expense in the financial statements over the requisite service period based on a measurement of fair value for each share-based award. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair value of the estimated stock price of the Company, expected life of shares, the expected volatility and the expected risk-free interest rate, among others. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU No. 2023-07 on its financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting ASU 2023-09 on its financial statements. As a Cayman Island entity, the Company is not subject to income taxes, as such, the Company does not expect any impact of adopting ASU 2023-09 on its financial statements.

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

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 216,750 Initial Private Placement Units at a price of $10.00 per Initial Private Placement Unit for an aggregate purchase price of $2,167,500. Each Initial Private Placement Unit was identical to the Public Units sold in the IPO, except as described below. Simultaneously with the closing of the Option Units on July 8, 2024, the Company consummated the sale of additional 11,250 Private Placement Units to the Sponsor at a price of $10.00 per Additional Private Placement Unit, generating total proceeds of $112,500.

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

Each Private Unit is identical to the Public Units sold in the IPO, except that it will not be redeemable, transferable, assignable or salable by the Sponsor until the completion of its initial Business Combination, except in each case (a) to the Company’s officers or directors, any affiliates or family members of any of its officers or directors, any members of the Sponsor, or any affiliates of the Sponsor, (b) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) in the event of the Company’s liquidation prior to the completion of its initial Business Combination; or (f) by virtue of the laws of the Cayman Islands or the Sponsor’s operating agreement upon dissolution of the Sponsor; provided, however, that in the case of clauses (a) through (e) or (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and by the same agreements entered into by the Sponsor with respect to such securities (including provisions relating to voting and liquidation distributions).

Note 5 — Related Party Transactions

Founder Shares

On July 4, 2023 and September 29, 2023, the Sponsor acquired 100 and 1,437,400 Class B ordinary shares (the “Founder Shares”), respectively, for an aggregate purchase price of $25,000, or approximately $0.02 per share. As of December 31, 2024, there were 1,437,500 Founder Shares issued and outstanding, among which, up to 187,500 Founder Shares were subject to forfeiture if the underwriters’ over-allotment was not exercised. On July 8, 2024, the underwriters exercised their Over-Allotment Option in full, hence, all 187,500 Founder Shares were no longer subject to forfeiture.

The Founder Shares are identical to the Class A ordinary shares included in the Public Units sold in the IPO, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) holders of the Founder Shares have the right to vote on the election of directors prior to its initial Business Combination, (ii) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, and (iii) the Sponsor, officers and directors of the Company have entered into a letter agreement with the Company, pursuant to which they have agreed (A) to waive their redemption rights with respect to the Founder Shares, Private Shares and public shares in connection with the completion of its initial Business Combination and (B) to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Shares if the Company fails to complete its initial Business Combination by July 3, 2025 (or up to January 3, 2026 if the Company extends the period of time to consummate a Business Combination up to two times, each by an additional three months), although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within such time period and (iii) the Founder Shares and Private Shares are subject to registration rights. If the Company submits its initial Business Combination to its public shareholders for a vote, the Sponsor, and its officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with the Company, to vote any Founder Shares and the Private Shares held by them and any public shares purchased during or after the IPO in favor of its initial Business Combination.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of its initial Business Combination on a one-for-one basis, subject to adjustment for share splits, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein and in its amended and restated memorandum and articles of association. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the IPO and related to the closing of the Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of all ordinary shares outstanding upon completion of the IPO (excluding the Private Shares and the Representative Shares) plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination or any private placement-equivalent units issued to its sponsor or its affiliates upon conversion of loans made to the Company). Holders of Founder shares may also elect to convert their Class B ordinary shares into an equal number of Class A ordinary shares, subject to adjustment as provided above, at any time. The term “equity-linked securities” refers to any debt or equity securities that are convertible, exercisable or exchangeable for its Class A ordinary shares issued in a financing transaction in connection with its initial Business Combination, including but not limited to a private placement of equity or debt. Securities could be “deemed issued” for purposes of the conversion adjustment if such shares are issuable upon the conversion or exercise of convertible securities, warrants or similar securities. However, in no event may any Class B ordinary shares convert into Class A ordinary shares at a ratio that is less than one-for-one, unless otherwise provided in the Company’s amended and restated memorandum and articles of association.

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

Promissory Note — Related Party

On September 30, 2023, the Sponsor has agreed to loan the Company up to $500,000 (the “Promissory Note”) to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and is due at the earlier of (1) the closing of the IPO or (2) the date on which the Company determines not to conduct an initial public offering of its securities, unless accelerated upon the occurrence of an Event of Default. The outstanding loan balance of $369,011 was repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account on July 3, 2024. As such, there was no loan outstanding as of December 31, 2024 and September 30, 2024.

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

As of December 31, 2024 and September 30, 2024, the Company had no borrowings under the Working Capital Loans.

Administrative Support Services

Commencing on the effective date of the registration statement of the IPO, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $0 for the three months ended December 31, 2024 and 2023, respectively, of which $10,000 was included in the amount due to a related party as of December 31, 2024 and September 30, 2024.

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

The underwriter was entitled to a cash underwriting discount of $0.15 per unit, or $750,000 (or up to $862,500 if the underwriters’ over-allotment is exercised in full). Additionally, the underwriter was entitled to acquire the Company’s 200,000 Class A ordinary shares (or up to 230,000 shares of Class A ordinary shares if the underwriters’ over-allotment is exercised in full) that were registered in the IPO and were paid at the closing of the IPO as the Representative Shares. In addition, the underwriter has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of its initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the Combination Period. In connection with the IPO, the Company issued 200,000 Representative Shares to the underwriter with a fair value of $262,000. In connection with the issuance and sales of the Option Units, the Company issued an additional 30,000 Representative Shares to the underwriter with a fair value of $39,000.

Advisory Agreements

The Company has entered into several agreements with financial advisors in connection with identifying and consulting with the Company with respect to the potential acquisition targets. Any fees under these agreements are only earned by the financial advisors, and do not become due and payable to them until the Company completes an initial Business Combination with a target identified by that financial advisor. As of the financial statements issue date, the Company has determined that the possibility of the business combination with any potential target identified by a financial advisor is not probable.

Note 7 — Shareholders’ Equity

Preference Share — The Company is authorized to issue 10,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024 and September 30, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Share — The Company is authorized to issue 390,000,000 Class A ordinary shares with $0.0001 par value. There were 458,000 Class A ordinary shares issued or outstanding (excluding 5,750,000 Class A ordinary shares subject to possible redemption) as of December 31, 2024 and September 30, 2024.

Class B Ordinary Share — The Company is authorized to issue 100,000,000 Class B ordinary shares with $0.0001 par value. In July 2023 and September 2023, the Company issued an aggregate of 1,437,500 Founder Shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.02 per share, of which an aggregate of up to 187,500 shares were subject to forfeiture for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial shareholder would collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO (assuming they do not purchase any Units in the IPO and excluding the Class A ordinary shares underlying the Placement Units). As a result of the underwriters’ exercise of their over-allotment option in full on July 8, 2024, all 187,500 Class B ordinary shares were no longer subject to forfeiture. As of December 31, 2024 and September 30, 2024, there were 1,437,500 Class B ordinary shares issued and outstanding,

Prior to the initial Business Combination, only holders of Class B ordinary shares will have the right to vote in the election of directors. Holders of its Class A ordinary shares will not be entitled to vote on the election of directors during such time. These provisions of the Company’s amended and restated memorandum and articles of association with class rights may not be amended without a resolution passed by holders of at least two thirds of the Company’s ordinary shares who are eligible to vote and attend and vote in a general meeting of the Company’s shareholders. With respect to any other matter submitted to a vote of its shareholders, including any vote in connection with the initial Business Combination, except as required by law, holders of the Founder Shares and holders of its Class A ordinary shares will vote together as a single class, with each share entitling the holder to one vote.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to the Company’s amended and restated memorandum and articles of association, as more fully described in Note 5.

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

The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company). The Company will not issue fractional shares upon conversion of the rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. As a result, the holders of rights must hold rights in multiples of five (5) in order to receive shares for all of their rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Accordingly, the rights may expire worthless. As of December 31, 2024, there were a total of 5,978,000 rights outstanding, which can be converted into 1,195,600 Class A ordinary share upon consummation of the initial Business Combination.

Note 8 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2024 and September 30, 2024, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in Trust Account	$58,803,843	$58,803,843	—	—

	September 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in Trust Account	$58,109,787	$58,109,787	—	—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these unaudited condensed financial statements were issued. Based on this review, the Company did not identify any other subsequent events that would require adjustment or disclosure in the financial statements.

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

We presently have no revenue, have had losses since inception from incurring formation and operating costs and have had no operations other than identifying and evaluating suitable acquisition transaction candidates. We have relied upon the working capital available to us following the consummation of the initial public offering (the “IPO”) and the private placement to fund our operations, as well as the funds loaned by our sponsor, Hercules Capital Management Corp (the “Sponsor”), our officers, directors or their affiliates. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities as well as activities related to the IPO. Following the IPO, we will not generate any operating revenues until after the completion of a business combination, at the earliest. We will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Units. Since the completion of the IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the three months ended December 31, 2024, we had a net income of $542,018, which consisted of interest income from the trust account (the “Trust Account”) of $694,056, partially offset by general and administrative expenses of $152,038. Cash used in operating activities was $118,321. Changes in operating assets and liabilities provided $33,717 of cash for operating activities.

For the three months ended December 31, 2023, we had a net loss of $56,819, all of which consisted of formation and operating expenses. Cash balance was increased by $13,043, which consisted of cash provided by financing activities of $90,970, partially offset by cash used in operating activities of $77,927.

Liquidity and Capital Resources

As of December 31, 2024, we had cash of $552,031 available for working capital needs. We intend to use substantially all of the net proceeds of the IPO, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

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

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

As of December 31, 2024, the Company had $552,031 of cash and a working capital of $532,436. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company currently has no commitments in place to receive such financing and there is no assurance that the Company’s plans to raise capital will be successful. In addition, the Company initially has until July 3, 2025 to consummate the initial business combination (assume no extensions). If the Company does not complete a business combination within the Combination Period, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not be completed within the 12-month period from the issuance date of these financial statements.  In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards “Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern”, management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, management has determined that such additional conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the business combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

The Company has entered into several agreements with financial advisors in connection with identifying and consulting with the Company with respect to the potential acquisition targets. Any fees under these agreements are only earned by the financial advisors, and do not become due and payable to them until the Company completes an initial Business Combination with a target identified by that financial advisor. As of the financial statements issue date, the Company has determined that the possibility of the business combination with any potential target identified by a financial advisor is not probable.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2024, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Critical Accounting Estimates

In preparing these unaudited condensed financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU No. 2023-07 on its financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting ASU 2023-09 on its financial statements. As a Cayman Island entity, the Company is not subject to income taxes, as such, the Company does not expect any impact of adopting ASU 2023-09 on its financial statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended December 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

EUREKA ACQUISITION CORP

Date: February 11, 2025	By:	/s/ Fen Zhang
Fen Zhang
Chief Executive Officer

Date: February 11, 2025	By:	/s/ Zhechen Wang
Zhechen Wang
Chief Financial Officer