Form 10-Q
period 2025-03-31
Eureka Acquisition Corp
filed 2025-05-15
CIK 2000410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-42152

Eureka Acquisition Corp
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14 Prudential Tower

Singapore 049712

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

As of May 15, 2025, there were 7,645,500 ordinary shares issued and outstanding, including 6,208,000 Class A ordinary shares of the Company, par value $0.0001 per share, and 1,437,500 Class B ordinary shares of the Company, par value $0.0001 per share, issued and outstanding, respectively.

EUREKA ACQUISITION CORP

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EUREKA ACQUISITION CORP
CONDENSED BALANCE SHEETS

	March 31, 2025 (Unaudited)	September 30, 2024

Assets
Current Assets
Cash	$354,762	$670,352
Prepaid expenses	77,980	63,845
Total Current Assets	432,742	734,197

Investments held in Trust Account	59,398,446	58,109,787
Total Assets	$59,831,188	$58,843,984

Liabilities, Shares Subject to Possible Redemption, and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$77,033	$39,723
Due to a related party	10,000	10,000
Total Current Liabilities	87,033	49,723
Total Liabilities	87,033	49,723

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value, 390,000,000 shares authorized, 5,750,000 shares issued and outstanding	58,626,483	55,929,275

Shareholders’ Equity
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 390,000,000 shares authorized, 458,000 shares issued and outstanding (excluding 5,750,000 shares subject to possible redemption)	46	46
Class B ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 1,437,500 shares issued and outstanding	144	144
Additional paid-in capital	—	2,614,400
Retained earnings	1,117,482	250,396
Total Shareholders’ Equity	1,117,672	2,864,986
Total Liabilities, Shares Subject to Possible Redemption, and Shareholders’ Equity	$59,831,188	$58,843,984

The accompanying notes are an integral part of these unaudited condensed financial statements.

EUREKA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024

General and administrative expenses	$186,727	$27,080	$338,765	$83,899
Loss from operations	(186,727)	(27,080)	(338,765)	(83,899)
Other income:
Interest earned on investments held in Trust Account	594,603	—	1,288,659	—
Income before income taxes	407,876	(27,080)	949,894	(83,899)
Income taxes provision	—	—	—	—
Net income (loss)	$407,876	$(27,080)	$949,894	$(83,899)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	5,750,000	—	5,750,000	—
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.11	—	0.24	—
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	1,895,500	1,437,500 (1)	1,895,500	1,437,500 (1)
Basic and diluted net loss per share, non-redeemable Class A and Class B ordinary shares	$(0.12)	$(0.02)	$(0.23)	$(0.06)

(1)	Retroactively restated to include an aggregate of 187,500 Class B ordinary shares as a result of the underwriter’s full exercise of their over-allotment option on July 8, 2024. No Founder Shares are currently subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

EUREKA ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED MARCH 31, 2025

	Preference		Ordinary Shares				Additional		Total
	Shares		Class A		Class B		Paid-in	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Shares(1)	Amount	Capital	Earnings	Equity
Balance as of September 30, 2024	—	$—	458,000	$46	1,437,500	$144	$2,614,400	$250,396	$2,864,986
Accretion of carrying value to redemption value	—	—	—	—	—	—	(2,614,400)	(82,808)	(2,697,208)
Net income	—	—	—	—	—	—	—	949,894	949,894
Balance as of March 31, 2025	—	$—	458,000	$46	1,437,500	$144	$—	$1,117,482	$1,117,672

(1)	Retroactively restated to include an aggregate of 187,500 Class B ordinary shares as a result of the underwriter’s full exercise of their over-allotment option on July 8, 2024. No Founder Shares are currently subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

EUREKA ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED MARCH 31, 2024

	Preference		Ordinary Shares				Additional		Total Shareholders’
	Shares		Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares(1)	Amount	Capital	Deficit	(Deficit)
Balance as of September 30, 2023	—	$—	—	$—	1,437,500	$144	$24,856	$(5,325)	$19,675
Net loss	—	—	—	—	—	—	—	(83,899)	(83,899)
Balance as of March 31, 2024	—	$—	—	$—	1,437,500	$144	$24,856	$(89,224)	$(64,224)

(1)	Retroactively restated to include an aggregate of 187,500 Class B ordinary shares as a result of the underwriter’s full exercise of their over-allotment option on July 8, 2024. No Founder Shares are currently subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

EUREKA ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$949,894	$(83,899)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,288,659)	—
Changes in operating assets and liabilities:
Prepaid expenses	(14,135)	44,989
Accounts payable and accrued expenses	37,310	(55,265)
Net Cash Used in Operating Activities	(315,590)	(94,175)

Cash Flows from Financing Activities:
Borrowings via promissory note – related party	—	175,000
Payment of deferred offering costs	—	(44,554)
Net Cash Provided by Financing Activities	—	130,446

Net Change in Cash	(315,590)	36,271

Cash, beginning of period	670,352	—
Cash, end of period	$354,762	$36,271

Supplemental Disclosure of Cash Flow Information:
Accretion of carrying value to redemption value	$2,697,208	$—
Deferred offering costs included in accrued offering costs	$—	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

EUREKA ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2025

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

As of March 31, 2025, the Company had not commenced any operations. For the period from June 13, 2023 (inception) through March 31, 2025, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering (the “IPO”) described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Units (as defined below).

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

Upon the closing of the IPO, management has agreed that at least $10.00 per Public Unit sold in the IPO would be held into a U.S.-based trust account (“Trust Account”). The funds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury or in an interest bearing or non-interest-bearing demand deposit account. Except with respect to divided and/or interest earned on the funds held in the Trust Account that may be released to the Company to pay the Company’s tax obligation, if any, the proceeds from the IPO and the sale of the Private Units that are deposited and held in the Trust Account will not be released from the Trust Account until the earliest to occur of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of obligation to redeem 100% of our public shares if the Company does not complete the Company’s initial Business Combination by July 3, 2025 (or up to January 3, 2026 if the Company extends the period of time to consummate a Business Combination two times, each by an additional three months) (the “Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the Company’s public shares if the company is unable to complete their initial Business Combination within Combination Period, subject to applicable law. In no other circumstances will a public shareholder have any right or interest of any kind to or in the Trust Account.

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

Pursuant to the terms of the Company’s amended and restated memorandum and articles of association, in order to extend the time available for the Company to consummate its initial Business Combination, its sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit (in the form of a loan to the Company) an aggregate of $575,000 ($0.10 per public share), on or prior to the date of the applicable deadline, for each three-month extension (or up to an aggregate of $1,150,000).

Going Concern Consideration

As of March 31, 2025, the Company had $354,762 of cash and a working capital of $345,709. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company currently has no commitments to receive such financing and there is no assurance that the Company’s plans to raise capital will be successful. In addition, the Company initially has until July 3, 2025 to consummate the initial Business Combination (assume no extensions). If the Company does not complete a Business Combination within the Combination Period, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that Business Combination might not be completed within the 12-month period from the issuance date of these financial statements.  In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards “Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern”, management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, along with the need to receive additional financing, raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including rising trade tensions between the U.S. and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide.

As a result of these circumstances and the ongoing Russia/Ukraine, Hamas/Israel conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. Interim results for the three and six months ended March 31, 2025 are not necessarily indicative of results that may be expected through September 30, 2025 or for any future periods. These financial statements should be read in conjunction with the Company’s 2024 Annual Report on Form 10-K as filed with the SEC on December 26, 2024. The accompanying condensed balance sheet as of September 30, 2024 has been derived from the audited balance sheet included in the Form 10-K.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2025 and September 30, 2024, the Company had $354,762 and $670,352 in cash, respectively, and none in cash equivalents for both periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the United States Federal Depository Insurance Coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition. As of March 31, 2025 and September 30, 2024, the Company has not experienced losses on these accounts.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. government treasury bills with a maturity of 185 days or less. These securities are presented on the balance sheet at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. Upon maturity of these U.S. government securities on December 12, 2024, the Company invested the proceeds into an interest-bearing demand deposit account, which comprised the entire balance of the Trust Account as of March 31, 2025 and earned $594,603 and $1,288,659 of interest income during the three and six months ended March 31, 2025, respectively.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as shareholders’ equity. In accordance with ASC 480-10-S99, the Company classifies the Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 5,750,000 Class A ordinary shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of Class A ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value as a charge against retained earnings or, in the absence of retained earnings, as a charge against additional paid-in-capital over an expected 12-month period (ending July 2025), which is the initial period that the Company has to complete a Business Combination. The Company uses the effective interest method to calculate the periodic accretion under which the accreted redemption value equals the redemption amount on the earliest redemption date and recorded $1,408,549 accretion of Class A ordinary shares to redemption value for the six months ended March 31, 2025. Additionally, interest earned in the Trust Account is recognized as an increase to the redemption value immediately as it is earned. For the six months ended March 31, 2025, the Company recorded $1,288,659 of interest income as a remeasurement of carrying value to redemption value.

Accordingly, as of March 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity on the Company’s balance sheet in the following table:

	Shares	Amount
Gross proceeds from IPO	5,700,000	$57,500,000
Less:
Proceeds allocated to Public Rights		(1,265,000)
Allocation of offering costs related to redeemable shares		(1,554,984)
Plus:
Accretion of carrying value to redemption value		639,472
Subsequent measurement of ordinary shares to redemption value		609,787
Class A ordinary shares subject to possible redemption – September 30, 2024	5,700,000	55,929,275
Plus:
Accretion of carrying value to redemption value		1,408,549
Remeasurement of carrying value to redemption value		1,288,659
Class A ordinary shares subject to possible redemption – March 31, 2025	5,700,000	$58,626,483

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

The calculation of diluted income per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Units since the exercise of the rights is contingent upon the occurrence of future events. As of March 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The net income (loss) per share presented in the unaudited condensed statements of operations is based on the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net income (loss)	$407,876	$(27,080)	$949,894	$(83,899)
Accretion of Class A ordinary shares to redemption value	(1,303,304)	—	(2,697,208)	—
Net loss including accretion of Class A ordinary shares to redemption value	$(895,428)	$(27,080)	$(1,747,314)	$(83,899)

	For the Three Months Ended March 31,
	2025		2024
	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss	$(673,430)	$(221,998)	$—	$(27,080)
Accretion of Class A ordinary shares subject to possible redemption to redemption value	1,303,304	—		—
Allocation of net income (loss)	629,873	(221,998)	—	(27,080)

Denominator:
Basic and diluted weighted average shares outstanding	5,750,000	1,895,500	—	1,437,500 (1)
Basic and diluted net income (loss) per ordinary share	$0.11	$(0.12)	$—	$(0.02)

	For the Six Months Ended March 31,
	2025		2024
	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss	$(1,314,114)	$(433,200)	$—	$(83,899)
Accretion of Class A ordinary shares subject to possible redemption to redemption value	2,697,208	—	—	—
Allocation of net income (loss)	1,383,094	(433,200)	—	(83,899)

Denominator:
Basic and diluted weighted average shares outstanding	5,750,000	1,895,500	—	1,437,500 (1)
Basic and diluted net income (loss) per ordinary share	$0.24	$(0.23)	$—	$(0.06)

(1)	Retroactively restated to include an aggregate of 187,500 Class B ordinary shares as a result of the underwriter’s full exercise of their over-allotment option on July 8, 2024. No Founder Shares are currently subject to forfeiture.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 5 — Related Party Transactions

Founder Shares

On July 4, 2023 and September 29, 2023, the Sponsor acquired 100 and 1,437,400 Class B ordinary shares (the “Founder Shares”), respectively, for an aggregate purchase price of $25,000, or approximately $0.02 per share. As of March 31, 2025, there were 1,437,500 Founder Shares issued and outstanding, among which, up to 187,500 Founder Shares were subject to forfeiture if the underwriters’ over-allotment was not exercised. On July 8, 2024, the underwriters exercised their Over-Allotment Option in full, hence, all 187,500 Founder Shares were no longer subject to forfeiture.

On March 20, 2025, in connection with the appointment of Mr. Cameron R. Johnson as the director of the Company, the Sponsor issued a share purchase option dated March 20, 2025 (the “Share Purchase Option”) to Mr. Johnson, entitling Mr. Johnson to acquire 10,000 Founder Shares upon the exercise of the Share Purchase Option once the existing lock-up term on such Founder Shares expires pursuant to the terms and arrangements thereunder. The Company has entered into an indemnity agreement with Mr. Johnson in connection with his appointment. The estimated fair value of the Share Purchase Option at the grant date was $102,632, which will be recorded as a stock-based compensation expense upon the exercise of the option pursuant to the terms and conditions in the purchase agreement at the earlier of (i) six months after the completion of a Business Combination and (ii) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares of the Company for cash, securities or other property. Notwithstanding the foregoing, Mr. Johnson may exercise, with respect to 50% of Founder Shares underlying the Share Purchase Option, if the last sale price of the Class A ordinary shares of the Company equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing from the Company’s initial Business Combination, and at or before 5:00 p.m., New York City local time, on the earlier of the liquidation of the Company’s Trust Account, in the event the Company has not completed a Business Combination within the required time periods and July 1, 2029, five years from the effective date of the Registration Statement, but not thereafter, to subscribe for, purchase and receive, in whole or in part, up to 10,000 ordinary shares of the Company, including Founder Shares and/or any Class A ordinary shares issuable upon the conversion of such Founder Shares, currently held by the Sponsor acquired from the Company prior to the completion of the IPO.

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

Promissory Note — Related Party

On September 30, 2023, the Sponsor agreed to loan the Company up to $500,000 (the “Promissory Note”) to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and is due at the earlier of (1) the closing of the IPO or (2) the date on which the Company determines not to conduct an initial public offering of its securities, unless accelerated upon the occurrence of an Event of Default. The outstanding loan balance of $369,011 was repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account on July 3, 2024. As such, there was no loan outstanding as of March 31, 2025 and September 30, 2024.

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

As of March 31, 2025 and September 30, 2024, the Company had no borrowings under the Working Capital Loans.

Administrative Support Services

Commencing on the effective date of the registration statement of the IPO, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company incurred $60,000 and $0 for the six months ended March 31, 2025 and 2024, respectively, and $30,000 and $0 for the three months ended March 31, 2025 and 2024, respectively, of which $10,000 was included in the amount due to a related party as of March 31, 2025 and September 30, 2024.

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

Advisory Agreements

The Company has entered into several agreements with financial advisors in connection with identifying and consulting with the Company with respect to the potential acquisition targets. Any fees under these agreements are deemed by the Company to be success fees, and are only earned by the financial advisors, and do not become due and payable to them until the Company completes an initial Business Combination with a target identified by that financial advisor. As of the financial statements issue date, the Company has determined that the possibility of the business combination with any potential target identified by a financial advisor is not probable.

Note 7 — Shareholders’ Equity

Preference Share — The Company is authorized to issue 10,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and September 30, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Share — The Company is authorized to issue 390,000,000 Class A ordinary shares with $0.0001 par value. There were 458,000 Class A ordinary shares issued or outstanding (excluding 5,750,000 Class A ordinary shares subject to possible redemption) as of March 31, 2025 and September 30, 2024.

Class B Ordinary Share — The Company is authorized to issue 100,000,000 Class B ordinary shares with $0.0001 par value. In July 2023 and September 2023, the Company issued an aggregate of 1,437,500 Founder Shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.02 per share, of which an aggregate of up to 187,500 shares were subject to forfeiture for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial shareholder would collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO (assuming they do not purchase any Units in the IPO and excluding the Class A ordinary shares underlying the Placement Units). As a result of the underwriters’ exercise of their over-allotment option in full on July 8, 2024, all 187,500 Class B ordinary shares were no longer subject to forfeiture. As of March 31, 2025 and September 30, 2024, there were 1,437,500 Class B ordinary shares issued and outstanding,

Prior to the initial Business Combination, only holders of Class B ordinary shares will have the right to vote in the election of directors. Holders of its Class A ordinary shares will not be entitled to vote on the election of directors during such time. These provisions of the Company’s amended and restated memorandum and articles of association with class rights may not be amended without a resolution passed by holders of at least two thirds of the Company’s ordinary shares who are eligible to vote and attend and vote in a general meeting of the Company’s shareholders. With respect to any other matter submitted to a vote of its shareholders, including any vote in connection with the initial Business Combination, except as required by law, holders of the Founder Shares and holders of its Class A ordinary shares will vote together as a single class, with each share entitling the holder to one vote.

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

The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company). The Company will not issue fractional shares upon conversion of the rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. As a result, the holders of rights must hold rights in multiples of five (5) in order to receive shares for all of their rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Accordingly, the rights may expire worthless. As of March 31, 2025, there were a total of 5,978,000 rights outstanding, which can be converted into 1,195,600 Class A ordinary share upon consummation of the initial Business Combination.

Note 8 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2025 and September 30, 2024, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	March 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in Trust Account	$59,398,446	$59,398,446	—	—

	September 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in Trust Account	$58,109,787	$58,109,787	—	—

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

Recent Development

On March 20, 2025, our board of directors accepted the resignation of Dr. M. Anthony Wong, the independent director, resigning from his position as a director of the Company. Concurrently, the Company, by ordinary resolutions of its directors, appointed Mr. Cameron Richard Johnson as the independent director of the Company to fill the vacancy, effective immediately. Mr. Cameron Richard Johnson was also appointed as the chairperson of the Audit Committee and a member of the Compensation Committee. We entered into an Indemnity Agreement with Mr. Johnson on March 20, 2025, accordingly.

In connection with the appointment of Mr. Johnson as the director of the Company, the Sponsor issued a share purchase option dated March 20, 2025 (the “Share Purchase Option”) to Mr. Johnson, entitling Mr. Johnson to acquire 10,000 ordinary shares of the Company held by the Sponsor (the “Founder Shares”) upon the exercise of the Share Purchase Option once the existing lock-up term on such Founder Shares expires pursuant to the terms and arrangements thereunder.

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

For the three months ended March 31, 2025, we had a net income of $407,876, which consisted of interest income from the trust account (the “Trust Account”) of $594,603, partially offset by general and administrative expenses of $186,727. For the three months ended March 31, 2024, we had a net loss of $27,080, all of which consisted of formation and operating expenses.

For the six months ended March 31, 2025, we had a net income of $949,894, which consisted of interest income from the Trust Account of $1,288,659, partially offset by general and administrative expenses of $338,765.

For the six months ended March 31, 2024, we had a net loss of $83,899, all of which consisted of formation and operating expenses.

Liquidity and Capital Resources

As of March 31, 2025, we had cash of $354,762 available for working capital needs. For the six months ended March 31, 2025, the cash balance was reduced by $315,590, all of which consisted of cash used in operating activities.

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

As of March 31, 2025, the Company had $354,762 of cash and a working capital of $345,709. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company currently has no commitments in place to receive such financing and there is no assurance that the Company’s plans to raise capital will be successful. In addition, the Company initially has until July 3, 2025 to consummate the initial business combination (assume no extensions). If the Company does not complete a business combination within the prescribed period, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not be completed within the 12-month period from the issuance date of these financial statements.  In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards “Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern”, management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, along with the need to receive additional financing, raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the business combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

The Company has entered into several agreements with financial advisors in connection with identifying and consulting with the Company with respect to the potential acquisition targets. Any fees under these agreements are deemed by the Company to be success fees, and are only earned by the financial advisors, and do not become due and payable to them until the Company completes an initial Business Combination with a target identified by that financial advisor. As of the financial statements issue date, the Company has determined that the possibility of the business combination with any potential target identified by a financial advisor is not probable.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2025, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Not applicable to a smaller reporting company. However, factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the prospectus of our IPO (File No. 333-277780) and our annual report on Form 10-K for the fiscal year ended September 30, 2024 (the “Annual Report”) as filed with the SEC on December 26, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our prospectus and Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Second Amended and Restated Memorandum and Articles of Associate, dated June 27, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2024).
4.1	Rights Agreement, dated July 2, 2024, between the Company and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2024).
10.1	Share Purchase Option dated March 20, 2025 issued by Hercules Capital Management VII Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2025).
10.2	Indemnity Agreement dated March 20, 2025, by and between the Company and Cameron R. Johnson, as the director of the Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2025).
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EUREKA ACQUISITION CORP

Date: May 15, 2025	By:	/s/ Fen Zhang
Fen Zhang
Chief Executive Officer

Date: May 15, 2025	By:	/s/ Zhechen Wang
Zhechen Wang
Chief Financial Officer