Form 10-Q
period 2025-06-30
Eureka Acquisition Corp
filed 2025-08-11
CIK 2000410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of the date hereof, there were 4,825,733 ordinary shares issued and outstanding, including 3,388,233 Class A ordinary shares of the Company, par value $0.0001 per share, and 1,437,500 Class B ordinary shares of the Company, par value $0.0001 per share, issued and outstanding.

EUREKA ACQUISITION CORP

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EUREKA ACQUISITION CORP
CONDENSED BALANCE SHEETS

	June 30, 2025 (Unaudited)	September 30, 2024

Assets
Current Assets
Cash	$274,174	$670,352
Prepaid expenses	43,635	63,845
Total Current Assets	317,809	734,197

Investments held in Trust Account	60,004,195	58,109,787
Total Assets	$60,322,004	$58,843,984

Liabilities, Shares Subject to Possible Redemption, and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$203,371	$39,723
Due to a related party	20,100	10,000
Public shareholder redemption payable	29,451,965	-
Total Current Liabilities	29,675,436	49,723
Total Liabilities	29,675,436	49,723

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value, 390,000,000 shares authorized, 2,930,233 shares issued and outstanding	30,497,934	55,929,275

Shareholders’ Equity
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 390,000,000 shares authorized, 458,000 shares issued and outstanding (excluding 2,930,233 shares subject to possible redemption)	46	46
Class B ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 1,437,500 shares issued and outstanding	144	144
Additional paid-in capital	—	2,614,400
Retained earnings	148,444	250,396
Total Shareholders’ Equity	148,634	2,864,986
Total Liabilities, Shares Subject to Possible Redemption, and Shareholders’ Equity	$60,322,004	$58,843,984

The accompanying notes are an integral part of these unaudited condensed financial statements.

EUREKA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024

General and administrative expenses	$251,371	$29,349	$590,136	$113,248
Loss from operations	(251,371)	(29,349)	(590,136)	(113,248)
Other income:
Interest earned on investments held in Trust Account	605,749	—	1,894,408	—
Income before income taxes	354,378	(29,349)	1,304,272	(113,248)
Income taxes provision	—	—	—	—
Net income (loss)	$354,378	$(29,349)	$1,304,272	$(113,248)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	5,750,000	—	5,750,000	—
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.10	—	0.34	—
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	1,895,500	1,437,500 (1)	1,895,500	1,437,500 (1)
Basic and diluted net loss per share, non-redeemable Class A and Class B ordinary shares	$(0.13)	$(0.02)	$(0.36)	$(0.08)

(1)	Retroactively restated to include an aggregate of 187,500 Class B ordinary shares as a result of the underwriter’s full exercise of their over-allotment option on July 8, 2024. No Founder Shares are currently subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

EUREKA ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2025

			Ordinary Shares				Additional		Total
	Preference Shares		Class A		Class B		Paid-in	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Shares(1)	Amount	Capital	Earnings	Equity
Balance as of March 31, 2025	—	$—	458,000	$46	1,437,500	$144	$—	$1,117,482	$1,117,672
Accretion of carrying value to redemption value	—	—	—	—	—	—	—	(1,323,416)	(1,323,416)
Net income	—	—	—	—	—	—	—	354,378	354,378
Balance as of June 30, 2025	—	$—	458,000	$46	1,437,500	$144	$—	$148,444	$148,634

FOR THE NINE MONTHS ENDED JUNE 30, 2025

			Ordinary Shares				Additional		Total
	Preference Shares		Class A		Class B		Paid-in	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Shares(1)	Amount	Capital	Earnings	Equity
Balance as of September 30, 2024	—	$—	458,000	$46	1,437,500	$144	$2,614,400	$250,396	$2,864,986
Accretion of carrying value to redemption value	—	—	—	—	—	—	(2,614,400)	(1,406,224)	(4,020,624)
Net income	—	—	—	—	—	—	—	1,304,272	1,304,272
Balance as of June 30, 2025	—	$—	458,000	$46	1,437,500	$144	$—	$148,444	$148,634

(1)	Retroactively restated to include an aggregate of 187,500 Class B ordinary shares as a result of the underwriter’s full exercise of their over-allotment option on July 8, 2024. No Founder Shares are currently subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

EUREKA ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2024

			Ordinary Shares				Additional		Total Shareholder’s
	Preference Shares		Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares(1)	Amount	Capital	Deficit	(Deficit)
Balance as of March 31, 2024	—	$—	—	$—	1,437,500	$144	$24,856	$(89,224)	$(64,224)
Net loss	—	—	—	—	—	—	—	(29,349)	(29,349)
Balance as of June 30, 2024	—	$—	—	$—	1,437,500	$144	$24,856	$(118,573)	$(93,573)

FOR THE NINE MONTHS ENDED JUNE 30, 2024

			Ordinary Shares				Additional		Total Shareholder’s
	Preference Shares		Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares(1)	Amount	Capital	Deficit	(Deficit)
Balance as of September 30, 2023	—	$—	—	$—	1,437,500	$144	$24,856	$(5,325)	$19,675
Net loss	—	—	—	—	—	—	—	(113,248)	(113,248)
Balance as of June 30, 2024	—	$—	—	$—	1,437,500	$144	$24,856	$(118,573)	$(93,573)

(1)	Retroactively restated to include an aggregate of 187,500 Class B ordinary shares as a result of the underwriter’s full exercise of their over-allotment option on July 8, 2024. No Founder Shares are currently subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

EUREKA ACQUISITION CORPS
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$1,304,272	$(113,248)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,894,408)	—
Changes in operating assets and liabilities:
Prepaid expenses	20,210	39,726
Due to related party	10,100	—
Accounts payable and accrued expenses	163,648	13,163
Net Cash Used in Operating Activities	(396,178)	(60,359)

Cash Flows from Financing Activities:
Borrowings via promissory note – related party	—	265,000
Payment of deferred offering costs	—	(146,764)
Net Cash Provided by Financing Activities	—	118,236

Net Change in Cash	(396,178)	57,877

Cash, beginning of period	670,352	—
Cash, end of period	$274,174	$57,877

Supplemental Disclosure of Cash Flow Information:
Accretion of carrying value to redemption value	$4,020,624	$—
Reversal of deferred offering cost being waived	$—	$(100,000)
Formation costs paid by related party	$—	$1,056
Public shareholder redemption payable	$29,451,965	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

EUREKA ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2025

Note 1 — Organization, Business Operation and Going Concern Consideration

Eureka Acquisition Corp (the “Company”) is a blank check company incorporated in the Cayman Islands on June 13, 2023. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which is referred to as a “target business” (the “Business Combination”). The Company has not entered into an agreement with any target business for its initial business combination. The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic location but will initially focus in Asia. The Company may consummate a Business Combination with an entity located in People’s Republic of China (“PRC” including Hong Kong and Macau). Further, due to the fact that a majority of the Company’s executive officers and directors are located in or have significant ties to China, it may make us a less attractive partner to certain potential target businesses, including non-China or non-Hong Kong-based target companies, and such perception may potentially limit or negatively impact its search for an initial Business Combination or may therefore make it more likely for the Company to consummate a Business Combination with a company based in or having the majority of its operations in PRC and/or Hong Kong. The Company has selected September 30 as its fiscal year end.

As of June 30, 2025, the Company had not commenced any operations. For the period from June 13, 2023 (inception) through June 30, 2025, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering (the “IPO”) described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Units (as defined below).

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

The registration statement on Form S-1 in connection with the IPO was declared effective on July 1, 2024. On July 3, 2024, the Company consummated its IPO of 5,000,000 units (“Units”). Each Unit consists of one Class A ordinary share, $0.0001 par value per share, and one right to receive one-fifth of one Class A ordinary share upon the completion of the initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $50,000,000. On July 3, 2024, the underwriter notified the Company of its exercise of the over-allotment option in full to purchase an additional 750,000 Units (the “Option Units”) of the Company (the “Over-Allotment Option”). As a result, on July 8, 2024, 750,000 Units were sold to the underwriter at an offering price of $10.00 per Option Unit (the “Option Units” and together with the Units, collectively, the “Public Units”), generating additional gross proceeds of $7,500,000.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement of 216,750 units (the “Initial Private Placement Units”) to the Sponsor, at a price of $10.00 per Initial Private Placement Unit, generating total proceeds of $2,167,500, which is described in Note 4. Simultaneously with the issuance and sale of the Option Units, the Company completed a private placement sale of an additional 11,250 units (the “Additional Private Units” and together with the Initial Private Placement Units, collectively, the “Private Units”) to the Sponsor at a purchase price of $10.00 per Additional Private Unit, generating additional gross proceeds of $112,500.

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

Upon the closing of the IPO, management has agreed that at least $10.00 per Public Unit sold in the IPO would be held in a U.S.-based trust account (“Trust Account”). The funds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury securities or in an interest bearing or non-interest-bearing demand deposit account. Except with respect to dividend and/or interest earned on the funds held in the Trust Account that may be released to the Company to pay the Company’s tax obligation, if any, the proceeds from the IPO and the sale of the Private Units that are deposited and held in the Trust Account will not be released from the Trust Account until the earliest to occur of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the obligation to redeem 100% of our public shares if the Company does not complete the Company’s initial Business Combination within the prescribed period as provided in the Company’s amended and restated memorandum and articles of association (the “Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the Company’s public shares if the Company is unable to complete their initial Business Combination within the Combination Period, subject to applicable law. In no other circumstances will a public shareholder have any right or interest of any kind to or in the Trust Account.

June 2025 Extraordinary General Meeting

On June 30, 2025, the Company held an extraordinary general meeting in lieu of an annual meeting of shareholders (the “Extraordinary General Meeting”).

At the Extraordinary General Meeting, the shareholders of the Company approved the proposal (the “Charter Amendment Proposal”) to amend the Company’s Second Amended and Restated Memorandum and Articles of Association, which provided that the Company has until July 3, 2025 to complete a business combination, and may elect to extend the period to consummate a business combination up to two times, each by an additional three-month extension, for a total of up to six months to January 3, 2026, be deleted in their entirety and the substitution in their place of the Third Amended and Restated Memorandum and Articles of Association (the “Current Charter”) to provide that the Company has until July 3, 2025 to complete a business combination, and may elect to extend the period to consummate a business combination up to 12 times, each by an additional one-month extension (the “Monthly Extension”), for a total of up to 12 months to July 3, 2026. The Company agreed that it would not withdraw any interest from the Trust Account for payment of dissolution expenses.

In connection with the Extraordinary General Meeting, 2,819,767 Class A ordinary shares of the Company were rendered for redemption, and approximately $29.45 million was released from the Trust Account to pay such redeeming shareholders. As of June 30, 2025, the Company accrued approximately $29.45 million redemption payment liability on its balance sheet.

Trust Amendment

In connection with the Extraordinary General Meeting, the Company entered into an amendment to the trust agreement dated July 2, 2024 (the “Trust Amendment”), by and between the Company and Continental Stock Transfer & Trust Company, a New York limited purpose trust company, as trustee (the “Trustee”).

The Trust Amendment provides that, among the others, for each Monthly Extension, the amount of $150,000 (the “Monthly Extension Fee”) shall be deposited into the Trust Account, and, in the event that the Monthly Extension Fee is not being deposited into the trust account by the 3rd day of each month since July 3, 2025, the Company has a period of thirty (30) days (the “Cure Period”) to pay any applicable past due payment for the Monthly Extension Fee. If the Company fails to make any applicable past due payment during the Cure Period, then the Company shall immediately cease all operations, except for the purpose of winding up, and liquidate and dissolve with the same effect as if the Company failed to complete a business combination within the prescribed timeline.

Extensions

Pursuant to the Current Charter, the Company currently has until September 3, 2025 to complete its business combination, which may be extended up to July 3, 2026 by Monthly Extensions. As of the date hereof, an aggregate of $300,000 of the Monthly Extension Fee has been deposited into the Trust Account.

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

The Company currently has until September 3, 2025 (or up to July 3, 2026 if fully extended) to complete its initial Business Combination. If the Company is unable to complete its initial Business Combination by September 3, 2025 (or up to July 3, 2026 if fully extended), the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its Board of Directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to its public rights or private placement rights, which will expire worthless if the Company fails to complete its initial Business Combination by September 3, 2025 (or up to July 3, 2026 if fully extended).

Going Concern Consideration

As of June 30, 2025, the Company had $274,174 of cash and a working capital of $94,338 (excluding public shareholder redemption payable as redemptions are paid out of the Trust Account). The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company currently has no commitments to receive such financing and there is no assurance that the Company’s plans to raise capital will be successful. In addition, the Company has until September 3, 2025 (or up to July 3, 2026 if fully extended) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the Combination Period, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards “Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern”, management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, along with the need to receive additional financing, raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. Interim results for the three and nine months ended June 30, 2025 are not necessarily indicative of results that may be expected through September 30, 2025 or for any future periods. These financial statements should be read in conjunction with the Company’s 2024 Annual Report on Form 10-K as filed with the SEC on December 26, 2024. The accompanying condensed balance sheet as of September 30, 2024 has been derived from the audited balance sheet included in the Form 10-K.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2025 and September 30, 2024, the Company had $274,174 and $670,352 in cash, respectively, and none in cash equivalents for both periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the United States Federal Depository Insurance Coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition. As of June 30, 2025 and September 30, 2024, the Company has not experienced losses on these accounts.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account as of September 30, 2024, was comprised of investments in U.S. government treasury bills with a maturity of 185 days or less. These securities are presented on the balance sheet as of September 30, 2024, at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. Upon maturity of these U.S. government securities on December 12, 2024, the Company invested the proceeds into an interest-bearing demand deposit account, which comprised the entire balance of the Trust Account as of June 30, 2025 and earned $605,749 and $1,894,408 (which includes the earnings on the U.S. government treasury bills through their maturity date) of interest income during the three and nine months ended June 30, 2025, respectively.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as shareholders’ equity. In accordance with ASC 480-10-S99, the Company classifies the Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 5,750,000 Class A ordinary shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of Class A ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value as a charge against retained earnings or, in the absence of retained earnings, as a charge against additional paid-in-capital over an expected 12-month period (ending July 2025), which is the initial period that the Company has to complete a Business Combination. The Company uses the effective interest method to calculate the periodic accretion under which the accreted redemption value equals the redemption amount on the earliest redemption date and recorded $2,126,216 accretion of Class A ordinary shares to redemption value for the nine months ended June 30, 2025. Additionally, interest earned in the Trust Account is recognized as an increase to the redemption value immediately as it is earned. For the nine months ended June 30, 2025, the Company recorded a remeasurement of carrying value to redemption value of $1,894,408 as a result of interest income during the period.

Accordingly, as of June 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity on the Company’s balance sheet in the following table:

	Shares	Amount
Gross proceeds from IPO	5,700,000	$57,500,000
Less:
Proceeds allocated to Public Rights	—	(1,265,000)
Allocation of offering costs related to redeemable shares	—	(1,554,984)
Plus:
Accretion of carrying value to redemption value	—	639,472
Subsequent measurement of ordinary shares to redemption value	—	609,787
Class A ordinary shares subject to possible redemption – September 30, 2024	5,700,000	55,929,275
Plus:
Accretion of carrying value to redemption value	—	2,126,216
Remeasurement of carrying value to redemption value	—	1,894,408
Less:
Public shareholder redemptions	(2,819,767)	(29,451,965)
Class A ordinary shares subject to possible redemption – June 30, 2025	2,930,233	$30,497,934

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was deemed to be dividends paid to the public shareholders.

The calculation of diluted income per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Units since the exercise of the rights is contingent upon the occurrence of future events. As of June 30, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The net income (loss) per share presented in the unaudited condensed statements of operations is based on the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$354,378	$(29,349)	$1,304,272	$(113,248)
Accretion of Class A ordinary shares to redemption value	(1,323,416)	—	(4,020,624)	—
Net loss including accretion of Class A ordinary shares to redemption value	$(969,038)	$(29,349)	$(2,716,352)	$(113,248)

	For the Three Months Ended June 30,
	2025		2024
	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss	$(728,791)	$(240,247)	$—	$(29,349)
Accretion of Class A ordinary shares subject to possible redemption to redemption value	1,323,416	—		—
Allocation of net income (loss)	594,625	(240,247)	—	(29,349)

Denominator:
Basic and diluted weighted average shares outstanding	5,750,000	1,895,500	—	1,437,500 (1)
Basic and diluted net income (loss) per ordinary share	$0.10	$(0.13)	$—	$(0.02)

	For the Nine Months Ended June 30,
	2025		2024
	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss	$(2,042,904)	$(673,448)	$—	$(113,248)
Accretion of Class A ordinary shares subject to possible redemption to redemption value	4,020,624	—	—	—
Allocation of net income (loss)	1,977,720	(673,448)	—	(113,248)

Denominator:
Basic and diluted weighted average shares outstanding	5,750,000	1,895,500	—	1,437,500 (1)
Basic and diluted net income (loss) per ordinary share	$0.34	$(0.36)	$—	$(0.08)

(1)	Retroactively restated to include an aggregate of 187,500 Class B ordinary shares as a result of the underwriter’s full exercise of their over-allotment option on July 8, 2024. No Founder Shares are currently subject to forfeiture.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company will be required to adopt ASU 2023-07 using the retrospective method of adoption in its annual financial statements for the year ending September 30, 2025, and in its interim financial statements for the three months ending December 31, 2025.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On July 3, 2024, the Company sold 5,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share, par value $0.0001 per share and one right (the “Public Right”). Each Public Right entitles the holder to purchase one-fifth (1/5) of one Class A ordinary share upon the consummation of the Company’s initial Business Combination. The Company will not issue fractional shares. As a result, the holder must hold public rights in multiples of five (5) in order to receive shares for all of their public rights upon closing of a Business Combination. The Company had also granted the underwriters a 45-day option to purchase up to an additional 750,000 units to cover over-allotments, if any. On July 3, 2024, the underwriter notified the Company of its exercise of Over-Allotment Option in full to purchase additional 750,000 Option Units of the Company. On July 8, 2024, 750,000 Option Units were sold to the underwriter at an offering price of $10.00 per Option Unit, generating additional gross proceeds of $7,500,000.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 216,750 Initial Private Placement Units at a price of $10.00 per Initial Private Placement Unit for an aggregate purchase price of $2,167,500. Each Initial Private Placement Unit was identical to the Public Units sold in the IPO, except as described below. Simultaneously with the closing of the Option Units on July 8, 2024, the Company consummated the sale of an additional 11,250 Private Placement Units to the Sponsor at a price of $10.00 per Additional Private Placement Unit, generating additional gross proceeds of $112,500.

There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Founder Shares (as defined below), the Class A ordinary shares included in the Private Units (the “Private Shares”) or private placement rights. The rights will expire worthless if the Company does not consummate a Business Combination by September 3, 2025 (or up to July 3, 2026 if fully extended).

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

Note 5 — Related Party Transactions

Founder Shares

On July 4, 2023 and September 29, 2023, the Sponsor acquired 100 and 1,437,400 Class B ordinary shares (the “Founder Shares”), respectively, for an aggregate purchase price of $25,000, or approximately $0.02 per share. As of June 30, 2025, there were 1,437,500 Founder Shares issued and outstanding, among which, up to 187,500 Founder Shares were subject to forfeiture if the underwriters’ over-allotment was not exercised. On July 8, 2024, the underwriters exercised their Over-Allotment Option in full, hence, all 187,500 Founder Shares were no longer subject to forfeiture. As a result, all Class B ordinary share amounts outstanding as of June 30, 2024 appearing in these unaudited condensed financial statements have been retroactively restated to include the 187,500 Founder Shares that were subject to forfeiture.

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

The Founder Shares are identical to the Class A ordinary shares included in the Public Units sold in the IPO, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) holders of the Founder Shares have the right to vote on the election of directors prior to its initial Business Combination, (ii) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, and (iii) the Sponsor, officers and directors of the Company have entered into a letter agreement with the Company, pursuant to which they have agreed (A) to waive their redemption rights with respect to the Founder Shares, Private Shares and public shares in connection with the completion of its initial Business Combination and (B) to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Shares if the Company fails to complete its initial Business Combination by September 3, 2025 (or up to July 3, 2026 if fully extended), although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within such time period and (iii) the Founder Shares and Private Shares are subject to registration rights. If the Company submits its initial Business Combination to its public shareholders for a vote, the Sponsor, and its officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with the Company, to vote any Founder Shares and the Private Shares held by them and any public shares purchased during or after the IPO in favor of its initial Business Combination.

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

With certain limited exceptions, the Founder Shares are not transferable, assignable or saleable (except to the permitted transferees, each of whom will be subject to the same transfer restrictions) until the earlier of (1) six months after the completion of its initial Business Combination and (2) the date on which the Company consummates a liquidation, merger, share exchange, reorganization, or other similar transaction after its initial Business Combination that results in all of its shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after the Company’s initial Business Combination, 50% of the Founder shares will be released from the lock-up.

Promissory Note — Related Party

On September 30, 2023, the Sponsor agreed to loan the Company up to $500,000 (the “Promissory Note”) to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and is due at the earlier of (1) the closing of the IPO or (2) the date on which the Company determines not to conduct an initial public offering of its securities, unless accelerated upon the occurrence of an Event of Default. The outstanding loan balance of $369,011 was repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account on July 3, 2024. As such, there was no loan outstanding as of June 30, 2025 and September 30, 2024.

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

As of June 30, 2025 and September 30, 2024, the Company had no borrowings under the Working Capital Loans.

Administrative Support Services

Commencing on the effective date of the registration statement of the IPO, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company incurred $90,000 and $0 for the nine months ended June 30, 2025 and 2024, respectively, and $30,000 and $0 for the three months ended June 30, 2025 and 2024, respectively, of which $20,000 was included in the amount due to a related party as of June 30, 2025.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Representative Shares, Private Units, and units that may be issued on conversion of Working Capital Loans (and in each case holders of their component securities, as applicable) are entitled to registration rights pursuant to a registration rights agreement on July 2, 2024 requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of its initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 7 — Shareholders’ Equity

Preference Share — The Company is authorized to issue 10,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and September 30, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Share — The Company is authorized to issue 390,000,000 Class A ordinary shares with $0.0001 par value. There were 458,000 Class A ordinary shares issued or outstanding (excluding 2,930,233 Class A ordinary shares subject to possible redemption) as of June 30, 2025 and September 30, 2024.

Class B Ordinary Share — The Company is authorized to issue 100,000,000 Class B ordinary shares with $0.0001 par value. In July 2023 and September 2023, the Company issued an aggregate of 1,437,500 Founder Shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.02 per share, of which an aggregate of up to 187,500 shares were subject to forfeiture for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial shareholder would collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO (assuming they do not purchase any Units in the IPO and excluding the Class A ordinary shares underlying the Placement Units). As a result of the underwriters’ exercise of their over-allotment option in full on July 8, 2024, all 187,500 Class B ordinary shares were no longer subject to forfeiture. As of June 30, 2025 and September 30, 2024, there were 1,437,500 Class B ordinary shares issued and outstanding. All Class B ordinary share amounts outstanding as of June 30, 2024 appearing in these unaudited condensed financial statements have been retroactively restated to include the 187,500 Class B ordinary shares that were subject to forfeiture.

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

The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company). The Company will not issue fractional shares upon conversion of the rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. As a result, the holders of rights must hold rights in multiples of five (5) in order to receive shares for all of their rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Accordingly, the rights may expire worthless. As of June 30, 2025, there were a total of 5,978,000 rights outstanding, which can be converted into 1,195,600 Class A ordinary shares upon consummation of the initial Business Combination.

Note 8 — Fair Value Measurements

The following table present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2024 (there were no such assets as of June 30, 2025), and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	September 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in Trust Account	$58,109,787	$58,109,787	—	—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these unaudited condensed financial statements were issued. Based on this review, the Company identified the following subsequent events that would require adjustment or disclosure in the financial statements.

On or about July 2, 2025, an aggregate of $150,000 of the Monthly Extension Fee was deposited into the Trust Account of the Company for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial business combination by one month from July 3, 2025 to August 3, 2025, which was made by the Company from its working capital.

On July 17, 2025, approximately $29.45 million was released from the Trust Account to pay the redeeming shareholders in connection with the Extraordinary General Meeting.

On July 31, 2025, the Company deposited an extension payment of $150,000 into the Trust Account to extend the date by which the Company can complete an initial Business Combination to September 3, 2025.

On August 4, 2025, the Company issued an unsecured promissory note in the aggregate principal amount of $150,000 (the “Extension Note”) to the Sponsor in connection with the payment of extension fee. The Extension Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the date of expiry of the term of the Company. The Sponsor, has the right, but not the obligation, to convert the Extension Note, in whole or in part, respectively, into private units (the “Extension Units”) of the Company, each consisting of one Class A ordinary share, par value $0.0001 per share and one right to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of a Business Combination. The number of Extension Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

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

Overview

We are a blank check company formed under the laws of Cayman Island on June 13, 2023, for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to as a “target business.” Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location but will initially focus in Asia. We have not selected any target business for our initial business combination or entered into an agreement with any target business for our initial business combination.

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

Recent Development

June 30, 2025 Extraordinary General Meeting

On June 30, 2025, the Company held an extraordinary general meeting in lieu of an annual meeting of shareholders (the “Extraordinary General Meeting”).

At the Extraordinary General Meeting, the shareholders of the Company approved the proposal (the “Charter Amendment Proposal”) to amend the Company’s Second Amended and Restated Memorandum and Articles of Association, which provided that the Company has until July 3, 2025 to complete a business combination, and may elect to extend the period to consummate a business combination up to two times, each by an additional three-month extension, for a total of up to six months to January 3, 2026, be deleted in their entirety and the substitution in their place of the Third Amended and Restated Memorandum and Articles of Association (the “Current Charter”) to provide that the Company has until July 3, 2025 to complete a business combination, and may elect to extend the period to consummate a business combination up to 12 times, each by an additional one-month extension (the “Monthly Extension”), for a total of up to 12 months to July 3, 2026. The Company agreed that it would not withdraw any interest from the Trust Account for payment of dissolution expenses.

In connection with the Extraordinary General Meeting, 2,819,767 Class A ordinary shares, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares”) were rendered for redemption, and approximately $29.45 million was released from the Trust Account (as defined below) to pay such redeeming shareholders. As of June 30, 2025, the Company accrued approximately $29.45 million redemption payment liability on its balance sheet.

Trust Amendment

In connection with the Extraordinary General Meeting, the Company entered into an amendment to the trust agreement dated July 2, 2024 (the “Trust Amendment”), by and between the Company and Continental Stock Transfer & Trust Company, a New York limited purpose trust company, as trustee (the “Trustee”).

The Trust Amendment provides that, among the others, for each Monthly Extension, the amount of $150,000 (the “Monthly Extension Fee”) shall be deposited into the trust account of the Company (the “Trust Account”), and, in the event that the Monthly Extension Fee is not being deposited into the trust account by the 3rd day of each month since July 3, 2025, the Company has a period of thirty (30) days (the “Cure Period”) to pay any applicable past due payment for the Monthly Extension Fee. If the Company fails to make any applicable past due payment during the Cure Period, then the Company shall immediately cease all operations, except for the purpose of winding up, and liquidate and dissolve with the same effect as if the Company failed to complete a business combination within the prescribed timeline.

Extensions

Pursuant to the Current Charter, the Company currently has until September 3, 2025 to complete its business combination, which may be extended up to July 3, 2026 if fully extended by Monthly Extensions. As of the date hereof, an aggregate of $300,000 of the Monthly Extension Fee has been deposited into the Trust Account.

On or about July 2, 2025, an aggregate of $150,000 of the Monthly Extension Fee was deposited into the Trust Account of the Company for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial business combination by one month from July 3, 2025 to August 3, 2025, which was made by the Company from its working capital.

On July 31, 2025, the Company deposited the Monthly Extension Fee of $150,000 into the Trust Account to extend the date by which the Company can complete an initial business combination to September 3, 2025. On August 4, 2025, the Company issued an unsecured promissory note in the aggregate principal amount of $150,000 (the “Extension Note”) to the Sponsor in connection with the payment of Monthly Extension Fee. The Extension Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s business combination or (ii) the date of expiry of the term of the Company. The Sponsor, has the right, but not the obligation, to convert the Extension Note, in whole or in part, respectively, into private units (the “Extension Units”) of the Company, each consisting of one Class A ordinary share of the Company and one right to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of a business combination. The number of Extension Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities as well as activities related to the IPO and searching for targets to complete a business combination. Following the IPO, we will not generate any operating revenues until after the completion of a business combination, at the earliest. We will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Units. Since the completion of the IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the three months ended June 30, 2025, we had a net income of $354,378, which consisted of interest income from the Trust Account of $605,749, partially offset by general and administrative expenses of $251,371.

For the three months ended June 30, 2024, we had a net loss of $29,349, all of which consisted of formation and operating expenses.

For the nine months ended June 30, 2025, we had a net income of $1,304,272, which consisted of interest income from the Trust Account of $1,894,408, partially offset by general and administrative expenses of $590,136. For the nine months ended June 30, 2024, we had a net loss of $113,248, all of which consisted of formation and operating expenses.

Liquidity and Capital Resources

As of June 30, 2025, we had cash of $274,174 available for working capital needs. For the nine months ended June 30, 2025, the cash balance was reduced by $396,178, all of which consisted of cash used in operating activities. For the nine months ended June 30, 2024, cash balance was increased by $57,877, which consisted of cash provided by financing activities of $118,236 offset by cash used in operating activities of $60,359.

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

As  of June 30, 2025, the Company had $274,174 of cash and a working capital of $94,338 (excluding public shareholder redemption payable as redemptions are paid out of the Trust Account). The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company currently has no commitments in place to receive such financing and there is no assurance that the Company’s plans to raise capital will be successful. In addition, the Company currently has until September 3, 2025 to consummate the initial business combination (or up until July 3, 2026 if fully extended). If the Company does not complete a business combination within the prescribed period, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that the business combination might not be completed within the 12-month period from the issuance date of these financial statements.  In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards “Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern”, management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, along with the need to receive additional financing, raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the business combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2025.  We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As  of June 30, 2025, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company will be required to adopt ASU 2023-07 using the retrospective method of adoption in its annual financial statements for the year ending September 30, 2025, and in its interim financial statements for the three months ending December 31, 2025.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 4, 2025, the Company issued the Extension Note in the aggregate principal amount of $150,000 (the to the Sponsor in connection with the payment of Monthly Extension Fee. The information of the Extension Note contained under Item 2 of Part I above is incorporated herein by reference in response to this item. The issuance of the Extension Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Third Amended and Restated Memorandum and Articles of Associate, dated June 30, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2025).
4.1	Rights Agreement, dated July 2, 2024, between the Company and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2024).
10.1	Amendment to the Investment Management Trust Agreement dated June 30, 2025, between the Company and Continental Stock Transfer & Trust Company. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2025).
10.3	Extension Promissory Note dated August 4, 2025, issued by the Company to Hercules Capital Management Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2025).
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EUREKA ACQUISITION CORP

Date: August 8, 2025	By:	/s/ Fen Zhang
Fen Zhang
Chief Executive Officer

Date: August 8, 2025	By:	/s/ Zhechen Wang
Zhechen Wang
Chief Financial Officer