Form 10-K
period 2025-09-30
Eureka Acquisition Corp
filed 2025-12-15
CIK 2000410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

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

At March 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the Class A ordinary shares of the registrant had not been trading on Nasdaq.

As of December 12, 2025, there were 4,825,733 ordinary shares issued and outstanding, including 3,388,233 Class A ordinary shares and 1,437,500 Class B ordinary shares, respectively.

EUREKA ACQUISITION CORP

i

CERTAIN TERMS

References to the “Company,” “our Company,” “EURK,” “our,” “us” or “we” refer to Eureka Acquisition Corp, a blank check company incorporated on June 13, 2023 as a Cayman Islands exempted corporation and formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to the “Sponsor” refer to Hercules Capital Management Corp. References to “equity-linked securities” are to any securities of the Company which are convertible into, or exchangeable or exercisable for, equity securities of the Company, including any securities issued by the Company which are pledged to secure any obligation of any holder to purchase equity securities of the Company. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “initial public offering” refer to our initial public offering, which closed on July 3, 2024. References to “public shares” are to shares of our Class A ordinary shares sold as part of the units in our initial public offering. References to “public shareholders” are to the holders of our public shares.

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

Proposed Business Combination with Marine Thinking

Business Combination Agreement

On October 29, 2025, EURK entered into a business combination agreement (as the same may be amended, supplemented or otherwise modified from time to time, the “BCA”), with Marine Thinking Inc. (“Marine Thinking”), a company incorporated under the Canada Business Corporations Act (“CBCA”) and 17358750 Canada Inc., a company incorporated under the CBCA and a wholly-owned subsidiary of EURK (the “Amalgamation Sub,” together with EURK and Marine Thinking, the “Parties, “and each, a “Party”). Marine Thinking is an autonomous ship and fleet solution providing company.

The BCA contemplates that the business combination among EURK, Marine Thinking and Amalgamation Sub will be completed through the following series of transactions, (i) prior to the time when the Amalgamation (as defined below) becomes effective (the “Amalgamation Effective Time”), EURK shall complete the deregistration as a Cayman Islands exempted company in accordance with section 206 of the Companies Act and, immediately upon such deregistration, the domestication to Canada under the CBCA (the “SPAC Continuance”). Upon the completion of the SPAC Continuance, the name of EURK shall be changed from “Eureka Acquisition Corp” to “Marine Thinking Holdings Inc.” or such other name as the Parties may agree on; and (ii) following the SPAC Continuance, and in accordance with the applicable provisions of the BCA and in accordance with the CBCA, at the closing of the transactions contemplated by the BCA (the “Closing”), Marine Thinking and the Amalgamation Sub shall amalgamate and continue as one company, being the Amalco (“Amalco”), under the terms and conditions prescribed in the amalgamation agreement to be signed by Marine Thinking and Amalgamation Sub and in accordance with section 181 of the CBCA (the “Amalgamation”). Following the Amalgamation Effective Time, Amalco will become a direct wholly owned subsidiary of EURK.

The Continuance, the Amalgamation, and the other transactions contemplated by the BCA are hereinafter referred to as the “Business Combination” or the “Transactions.” The closing of the Business Combination shall take place electronically by remote exchange of the closing deliverables as promptly as reasonably practicable, but in no event later than the fifth (5) Business Day, following the satisfaction (or, to the extent permitted by applicable law or waiver) of the conditions set forth in the BCA (the “Closing Date”) or at such other place, date and/or time as EURK and Marine Thinking may agree in writing.

Support Agreement

Concurrently with the execution of the BCA, the Sponsor, EURK and Marine Thinking have entered into a support agreement (the “Support Agreement”) pursuant to which, among other things, the Sponsor agreed to (i) vote, or cause to be voted or consented at any meeting of the shareholders of EURK, or in any action by written consent of the shareholders, all of its SPAC Shares (as defined in the BCA) which the Sponsor owns of record or has the power to vote as of the record date for such meeting (the “Sponsor Shares”), (a) in favor of the approval and adoption of the BCA and the Transactions contemplated thereby, and any other matter reasonably necessary to the consummation of the Business Combination, and (b) against the proposals in connection with other alternative business combinations other than the Business Combination with Marine Thinking; and (ii) not to transfer any Sponsor Shares until the Expiration Time (as defined in the Support Agreement).

Voting Agreement

Concurrent with the execution and delivery of the BCA, Marine Thinking, EURK, the Amalgamation Sub and certain shareholders of Marine Thinking (the “Requisite Shareholders”), have entered into a voting agreement (the “Voting Agreement”), pursuant to which the Requisite Shareholders agreed to, among other things, (i) vote, or cause to be voted or consented at a meeting of the holders of the common shares in the capital of Marine Thinking (“Target Shareholders”), or in any action by written consent of the shareholders, all common shares of Marine Thinking which the Requisite Shareholders own of record or have the power to vote (including any successor shares of Company of which ownership of record or the power to vote is hereafter acquired by the Requisite Shareholders prior to the termination of the Voting Agreement) (the “Subject Shares”), (a) in favor of the approval and adoption of the BCA and the Transactions contemplated thereby, and any other matter reasonably necessary to the consummation of the Business Combination, and (b) against the proposals in connection with other alternative business combinations other than the Business Combination with EURK; and (ii) not to transfer any Subject Shares until the Expiration Time (as defined in the Voting Agreement).

Registration Rights Agreement

The BCA contemplates that, at the Closing, EURK, the Sponsor, each of the Target Shareholders and certain other parties named therein will enter into an amended and restated registration rights agreement (the “Registration Rights Agreement”), pursuant to which EURK will agree to register for resale, pursuant to applicable securities laws and regulations, with respect to the registrable securities held by the Holders (as defined in the Registration Rights Agreement).

Lock-Up Agreements

The BCA contemplates that at the Closing, each of the Sponsor and certain of the Target Shareholders will enter into a lock-up agreement (collectively, the “Lock-up Agreements”), pursuant to which (i) the Sponsor agrees on certain restrictions on transfer of SPAC Class B Shares (as defined in the BCA) held by the Sponsor immediately prior to the Closing; and (ii) certain of the Target Shareholders agree on certain restrictions on transfer of SPAC Shares (as defined in the BCA) held by them immediately after the Closing, including any shares issuable upon the exercise of any rights, options, warrants or other securities to purchase any SPAC Shares held by them immediately after the Closing, or any rights, options, warrants or other securities convertible into or exercisable or exchangeable for any SPAC Shares held by them immediately after the Closing. The lock-up period commences on the Amalgamation Effective Time and continues until the earlier of (i) three-hundred and sixty-five (365) days after the Closing, or (ii) the date on which EURK completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of EURK’s shareholders having the right to exchange their SPAC Shares or other equity securities of EURK for cash, securities or other property.

Option Purchase Agreement

On July 6, 2025, the Sponsor and Marine Thinking entered into an option purchase agreement (as amended on September 2, 2025, the “Option Purchase Agreement”), pursuant to which the Sponsor agreed to sell to Marine Thinking, and Marine Thinking agreed to purchase from the Sponsor, an option to purchase 583,333 SPAC Shares held by the Sponsor (the “Option Securities”) for an aggregate purchase price of $1,750,000. The aggregate exercise price of the option itself is $1.00 for all of the Option Securities. The options are exercisable for the period commencing on the expiration or early release of applicable transfer restrictions on the Option Securities (as provided in the letter agreement dated July 2, 2024 entered into by and among EURK, the Sponsor and certain other parties in connection with the IPO) and ending on July 5, 2026. On September 23, 2025, Marine Thinking entered into an option assignment agreement (the “Option Assignment Agreement”) and assigned its rights, interests and obligations in whole under the Option Purchase Agreement to a company that is owned by the current shareholders of Marine Thinking in substantially similar proportions as their respective shareholdings in Marine Thinking.

Finder’s Agreement

On April 1, 2025, EURK entered into a finder’s agreement (the “Finder’s Agreement”) with Alpha Innovators Limited, a British Virgin Islands exempted company (the “Finder”), pursuant to which the Finder agreed to introduce potential targets to EURK. If EURK consummates a business combination with one or more targets introduced by the Finder during the term of the Finder’s Agreement and a period of twelve (12) months following the termination of the Finder’s Agreement, then EURK shall issue to the Finder or its designated affiliates, upon the completion of each business combination(s) and as complete and full compensation for the Finder under Finder’s Agreement, a number of SPAC Class A Shares equal to the quotient obtained by dividing 3% of the Company Valuation (as defined in the BCA) by the Redemption Price (as defined in the BCA).

June 2025 Shareholder Meeting

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

In connection with the Extraordinary General Meeting, 2,819,767 Class A ordinary shares of the Company were rendered for redemption, and approximately $29 million was released from the Trust Account to pay such redeeming shareholders.

Trust Amendment

In connection with the Extraordinary General Meeting, the Company entered into an amendment to the trust agreement dated July 2, 2024 (the “Trust Amendment”), by and between the Company and Continental Stock Transfer & Trust Company, a New York limited purpose trust company, as trustee (the “Trustee”).

The Trust Amendment provides that, among other things, for each Monthly Extension, the amount of $150,000 (the “Monthly Extension Fee”) shall be deposited into the Trust Account, and, in the event that the Monthly Extension Fee is not being deposited into the Trust Account by the 3rd day of each month since July 3, 2025, the Company has a period of thirty (30) days (the “Cure Period”) to pay any applicable past due payment for the Monthly Extension Fee. If the Company fails to make any applicable past due payment during the Cure Period, then the Company shall immediately cease all operations, except for the purpose of winding up, and liquidate and dissolve with the same effect as if the Company failed to complete a business combination within the prescribed timeline.

Extensions and Extension Notes

Pursuant to the Current Charter, the Company currently has until January 3, 2026 to complete its business combination, which may be extended up to July 3, 2026 if fully extended by Monthly Extensions. As of the date hereof, an aggregate of $900,000 of the Monthly Extension Fee has been deposited into the Trust Account, among which $150,000 was paid by the Company from its working capital and $750,000 was paid by the Sponsor. In connection with the Sponsor’s payment of the Monthly Extension Fee, the Company issued five unsecured promissory notes in the aggregate principal amount of $750,000 (the “Extension Notes”) to the Sponsor. The Extension Notes bear no interest and are payable in full upon the earlier to occur of (i) the consummation of the Company’s business combination or (ii) the date of expiry of the term of the Company. The Sponsor, has the right, but not the obligation, to convert the Extension Notes, in whole or in part, respectively, into private units (the “Conversion Units”) of the Company, each consisting of one Class A Ordinary Share and one right to receive one-fifth (1/5) of one Class A Ordinary Share upon the consummation of a business combination. The number of Conversion Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

Working Capital Loans

On August 25, 2025, the Company issued an unsecured promissory note (the “Working Capital Note” and, together with the Extension Notes, the “Notes”) in the principal amount of up to $300,000 to the Sponsor. The proceeds of the Working Capital Note, which may be drawn down from time to time until the Company consummates its initial business combination, will be used as general working capital purposes.

The Working Capital Note bears no interest and is payable in full upon the Maturity Date. The Sponsor, has the right, but not the obligation, to convert the Working Capital Note, in whole or in part, respectively, into Conversion Units upon the consummation of a business combination, as described in the prospectus of the Company (File No: 333-277780), by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the business combination. The number of Conversion Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

Permission Required from the PRC Authorities for a Business Combination and Relevant PRC Regulations

We are a blank check company incorporated in the Cayman Islands with no operations or subsidiaries in China. Currently our company does not own or control any equity interest in any PRC company or operate any business in China. The China Securities Regulatory Commission (the “CSRC”) has not issued any definitive rule or interpretation concerning whether listing of our securities are subject to the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rules”), and we believe that we are not required to obtain any licenses or approvals, under applicable PRC laws and regulations, for our listing on Nasdaq and seeking a target for our initial business combination. Further, according to the Measures for Cybersecurity Review, which was promulgated on December 28, 2021 and became effective on February 15, 2022, online platform operators holding more than one million users/users’ individual information shall be subject to cybersecurity review before listing abroad. As we are a blank check company and are not involved in the collection of personal data of at least 1 million users or implicate cybersecurity and Marie Thinking is a Canadian company, we do not believe that we are or the post-combination entity will be a “network platform operator(s)”, or subject to the cybersecurity review of the Cyberspace Administration of China (the “CAC”).  As of the date hereof, we have not received any inquiry, notice, warning, sanction or any regulatory objection to our listing from any relevant PRC authorities.

Further, we do not consider ourselves a China-based issuer, in particular, as specified in the Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines promulgated by the CSRC on February 17, 2023, which became effective on March 31, 2023. According to the Trial Administration Measures, an issuer is a “domestic [Chinese] company” if the issuer meets both of the following conditions and thus, subject to the requirements for domestic [Chinese] companies seeking to offer or list securities overseas, both directly and indirectly, thereunder: (i) any of the total assets, net assets, revenues or profits of the domestic operating entities of the issuer in the most recent accounting year accounts for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period; and (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of operation and management of the issuer are mostly Chinese citizens or are domiciled in China. We are a blank check company incorporated in Cayman Islands with no operation of our own except searching for a non-China-based target for our initial Business Combination. Furthermore, we do not own or control any equity interest in any PRC company or operate any business in China, and during the fiscal year ended September 30, 2025, we do not have 50% or more of our total assets, net assets, revenues or profits located or generated in China.

As of the date of this report, no transfers, dividends, or distributions have been made by us. We have not adopted or maintained any other cash management policies and procedures and need to comply with applicable law or regulations with respect to transfer of funds, dividends and distributions, if any.   Given that we are not a China-based issuer and do not expect to be a China-based issuer upon the consummation of our initial Business Combination, we are not subject to nor will become subject to the foreign exchange control rules of the PRC.

However, applicable laws, regulations, or interpretations of PRC may change, and the relevant PRC government agencies could reach a different conclusion. There is also possibility that we may not be able to obtain or maintain such approval or that we inadvertently concluded that such approval was not required. If prior approval was required while we inadvertently concluded that such approval was not required or if applicable laws and regulations or the interpretation of such were modified to require us to obtain the approval in the future, we may face regulatory actions or other sanctions from relevant Chinese regulatory authorities. These authorities may take actions that could have a material adverse effect upon our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities. In addition, any changes in PRC law, regulations, or interpretations may severely affect our operations. Further, if we are required by the Trial Measures to file with the CSRC, we cannot assure you that we will be able to complete such filings in a timely manner, or even at all. The CSRC or other Chinese regulatory agencies may also take actions requiring us, or making it advisable for us, to be subject to other severe consequences, which would materially affect the interest of the investors. To that extent, we may not be able to conduct the process of searching for a potential target company. Any failure of us to fully comply with new regulatory requirements may significantly limit or completely hinder our ability to continue to list our securities on Nasdaq or offer the securities, causing significant disruption to our business operations, severely damage our reputation, materially and adversely affect our financial condition and results of operations and cause the securities to significantly decline in value or become worthless.

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

Enforceability of Civil Liability

The Company’s management consists of two officers located in China, two directors located in the United States and one director located in Switzerland. Further, there is uncertainty if any officers and directors of the post-combination entity will be located outside the Unites States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon those officers and directors (prior to or after the business combination) located outside the United States, to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on them under United States securities laws.

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

U.S. Foreign Investment Regulations

Dr. Fen Zhang, our Chief Executive Officer and Chairman, is the sole director and the sole member of the Sponsor and as such is deemed to have sole voting and investment discretion with respect to our shares held by the Sponsor. Dr. Zhang is not a U.S. person, and as of the date hereof, the Sponsor owns approximately 33.89% of our issued and outstanding shares. Controlling or non-controlling investments in U.S. businesses that produce, design, test, manufacture, fabricate or develop one or more critical technologies in one of 27 identified industries — including aviation, defense, semiconductors, telecommunications and biotechnology — are subject to a mandatory filing with the Committee on Foreign Investment in the U.S. (“CFIUS”). In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Because we may be considered a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security, we could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

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

Facilities

Our executive offices are located at 14 Prudential Tower, Singapore 049712 and our telephone number is (+1) 949 899 1827. We make $10,000 per month payment to the Sponsor for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

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

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive offices are located at 14 Prudential Tower, Singapore 049712 and our telephone number is (+1) 949 899 1827.

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

Holders

As of the date hereof, we had 2 holders of record of our units, 2 holders of record of our separately traded Class A Ordinary Shares, 4 holders of record of our Class B Ordinary Shares and 1 holder of record of our separately traded Rights. The number of record holders was determined from the records of our transfer agent.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On July 4, 2023 and September 29, 2023, the Sponsor acquired 100 and 1,437,400 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), respectively, for an aggregate purchase price of $25,000, or approximately $0.02 per share. On June 27, 2024, the Sponsor entered into a securities transfer agreement, pursuant to which the Sponsor transferred 10,000 Founder Shares to each of our independent directors, Dr. M. Anthony Wong (former director), Ms. Lauren Simmons and Kevin McKenzie, at the original purchase price, immediately prior to the closing of the IPO. The issuance of such Class B Ordinary Shares to the Sponsor was made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

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

As of the date hereof, we issued five Extension Notes in the aggregate principal amount of $750,000 to the Sponsor. As of the date hereof, we issued one Working Capital Note in the principal amount of up to $300,000 to the Sponsor. The proceeds of the Working Capital Note, which may be drawn down from time to time until the Company consummates its initial business combination, will be used as general working capital purposes. The Notes bear no interest and are payable in full upon the earlier to occur of (i) the consummation of the Company’s business combination or (ii) the date of expiry of the term of the Company. The Sponsor, has the right, but not the obligation, to convert the Notes, in whole or in part, respectively, into the Conversion Units.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “EURK,” “us,” “our,” or “we” refer to Eureka Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes herein.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

The proceeds of $57,500,000 ($10.00 per Public Unit) in the aggregate from the IPO and the Private Placement and sale of the Option Units, were placed in the trust account (the “Trust Account) with Continental Stock Transfer & Trust Company acting as trustee.

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

Proposed Business Combination with Marine Thinking

On October 29, 2025, EURK entered into a business combination agreement (as the same may be amended, supplemented or otherwise modified from time to time, the “BCA”), with Marine Thinking Inc. (“Marine Thinking”), a company incorporated under the Canada Business Corporations Act (“CBCA”) and 17358750 Canada Inc., a company incorporated under the CBCA and a wholly-owned subsidiary of EURK (the “Amalgamation Sub,” together with EURK and Marine Thinking, the “Parties, “and each, a “Party”). Marine Thinking is an autonomous ship and fleet solution providing company.

The BCA contemplates that the business combination among EURK, Marine Thinking and Amalgamation Sub will be completed through the following series of transactions, (i) prior to the time when the Amalgamation (as defined below) becomes effective (the “Amalgamation Effective Time”), EURK shall complete the deregistration as a Cayman Islands exempted company in accordance with section 206 of the Companies Act and, immediately upon such deregistration, the domestication to Canada under the CBCA (the “SPAC Continuance”). Upon the completion of the SPAC Continuance, the name of EURK shall be changed from “Eureka Acquisition Corp” to “Marine Thinking Holdings Inc.” or such other name as the Parties may agree on; and (ii) following the SPAC Continuance, and in accordance with the applicable provisions of the BCA and in accordance with the CBCA, at the closing of the transactions contemplated by the BCA (the “Closing”), Marine Thinking and the Amalgamation Sub shall amalgamate and continue as one company, being the Amalco (“Amalco”), under the terms and conditions prescribed in the amalgamation agreement to be signed by Marine Thinking and Amalgamation Sub and in accordance with section 181 of the CBCA (the “Amalgamation”). Following the Amalgamation Effective Time, Amalco will become a direct wholly owned subsidiary of EURK.

The Continuance, the Amalgamation, and the other transactions contemplated by the BCA are hereinafter referred to as the “Business Combination” or the “Transactions.” The closing of the Business Combination shall take place electronically by remote exchange of the closing deliverables as promptly as reasonably practicable, but in no event later than the fifth (5) business day, following the satisfaction (or, to the extent permitted by applicable law or waiver) of the conditions set forth in the BCA (the “Closing Date”) or at such other place, date and/or time as EURK and Marine Thinking may agree in writing.

June 2025 Shareholder Meeting

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

In connection with the Extraordinary General Meeting, 2,819,767 Class A Ordinary Shares were rendered for redemption, and approximately $29 million was released from the Trust Account to pay such redeeming shareholders.

Trust Amendment

In connection with the Extraordinary General Meeting, the Company entered into an amendment to the trust agreement dated July 2, 2024 (the “Trust Amendment”), by and between the Company and Continental Stock Transfer & Trust Company, a New York limited purpose trust company, as trustee (the “Trustee”).

The Trust Amendment provides that, among other things, for each Monthly Extension, the amount of $150,000 (the “Monthly Extension Fee”) shall be deposited into the Trust Account, and, in the event that the Monthly Extension Fee is not being deposited into the trust account by the 3rd day of each month since July 3, 2025, the Company has a period of thirty (30) days (the “Cure Period”) to pay any applicable past due payment for the Monthly Extension Fee. If the Company fails to make any applicable past due payment during the Cure Period, then the Company shall immediately cease all operations, except for the purpose of winding up, and liquidate and dissolve with the same effect as if the Company failed to complete a business combination within the prescribed timeline.

Extensions and Extension Notes

Pursuant to the Current Charter, the Company currently has until January 3, 2026 to complete its business combination, which may be extended up to July 3, 2026 if fully extended by Monthly Extensions. As of the date hereof, an aggregate of $900,000 of the Monthly Extension Fee has been deposited into the Trust Account, among which $150,000 was paid by the Company from its working capital and $600,000 was paid by the Sponsor. In connection with the Sponsor’s payment of the Monthly Extension Fee, the Company issued five unsecured promissory notes in the aggregate principal amount of $750,000 (the “Extension Notes”) to the Sponsor. The Extension Notes bear no interest and are payable in full upon the earlier to occur of (i) the consummation of a business combination or (ii) the date of expiry of the term of the Company. The Sponsor, has the right, but not the obligation, to convert the Extension Notes, in whole or in part, respectively, into private units (the “Conversion Units”) of the Company, each consisting of one Class A Ordinary Share and one right to receive one-fifth (1/5) of one Class A Ordinary Share upon the consummation of a business combination. The number of Conversion Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

Working Capital Loans

On August 25, 2025, the Company issued an unsecured promissory note (the “Working Capital Note” and, together with the Extension Notes, the “Notes”) in the principal amount of up to $300,000 to the Sponsor. The proceeds of the Working Capital Note, which may be drawn down from time to time until the Company consummates its initial business combination, will be used as general working capital purposes (the “Working Capital Loans”).

The Working Capital Note bears no interest and is payable in full upon the Maturity Date. The Sponsor, has the right, but not the obligation, to convert the Working Capital Note, in whole or in part, respectively, into Conversion Units upon the consummation of a business combination, as described in the prospectus of the Company (File No: 333-277780), by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the business combination. The number of Conversion Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

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

For the year ended September 30, 2025, we had a net income of $1,370,753, which consisted of interest income from the Trust Account of $2,230,500 offset by general and administrative expenses of $859,747. Cash used in operating activities was $668,921. Net income was offset by interest earned on investment held in the Trust Account. Changes in operating assets and liabilities provided $190,826 of cash for operating activities.

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

Liquidity and Capital Resources

As of September 30, 2025, we had $51,431 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes.

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

As of September 30, 2025, we had cash of $51,431 and a working capital deficiency of $625,273. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of its financing and acquisition plans. The Company currently has no commitments to receive such financing and there is no assurance that the Company’s plans to raise capital will be successful. In addition, the Company has until January 3, 2026 (or up to July 3, 2026 if fully extended) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the Combination Period, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards “Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern”, management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, along with the need to receive additional financing, raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The audited consolidated financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2025, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Critical Accounting Estimates

In preparing these audited consolidated financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the audited consolidated financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results may differ from these estimates. We have not identified any critical accounting estimates.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 in in its annual audited consolidated financial statements for the year ended September 30, 2025.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2025, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to market or interest rate risk.

Item 8. Audited Consolidated Financial Statements and Supplementary Data.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2025, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our audited consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of audited consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at September 30, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of September 30, 2025.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Officers, Directors and Director Nominees

Our officers and directors are as follows:

Name	Age	Title
Fen Zhang	60	Chief Executive Officer and Chairman of the Board of Directors
Zhechen Wang	32	Chief Financial Officer
Johnson Richard	46	Independent Director
Lauren Simmons	31	Independent Director
Kevin McKenzie	52	Independent Director

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

Mr. Zhechen Wang has serves as our Chief Financial Officer since June 2024. Since August 2021, Mr. Wang has served as the Finance Manager and then Vice President of Finance of Hercules Capital Group, where he, among other things, administers financial operations and manages financial process oversight and risk control. From October 2016 to August 2021, Mr. Wang worked as a senior associate at PwC, where he conducted auditing in initial public offerings, public company reporting and statutory auditing for companies listing on different exchanges, including Nasdaq, NYSE, Shanghai Stock Exchange and the Stock Exchange of Hong Kong. Mr. Wang holds a Bachelor Degree of Commerce — Professional Accounting from Macquarie University in Australia.

Mr. Cameron Johnson serves as the independent director of the Company. Since 2019, he has worked as the senior partner at Tidalwave Solutions, providing consulting services. Since 2014, Mr. Johnson has been a member of the American Chamber of Commerce in Shanghai, or AmCham Shanghai, in Shanghai, during which he served on the board of governors from 2022 to 2024 and as the vice chair in 2024. From 2020 to 2024, Mr. Johnson worked as an adjunct instructor at New York University in Shanghai. Mr. Johnson has been an active commentator on US-China relations, supply chain, international trade, tariff, technology and other topics, including but not limited to, as a returning guest at Bloomberg: The China Show¸ discussing topics including but not limited to, US-China relations, automotive and customer sectors, technology and trade, and appearing in the documentary of America’s Medical Supply Crisis by Frontline. Mr. Johnson is the author of Impacts of Digitalization on Traceability chapter of the book Digital Transformation of Logistics (Wiley, 2021). Mr. Johnson obtained his graduate certification in business from the University of Wales, and bachelor’s degrees in communication and comparative religion both from the University of Washington.

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

Audit Committee

Cameron Johnson, Lauren Simmons and Kevin McKenzie currently serve as members of our audit committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent, subject to the certain phase-in provisions. Our board of directors has determined that each of Cameron Johnson, Lauren Simmons and Kevin McKenzie meet the independent director standard under Nasdaq listing standards and under Rule 10A-3(b)(1) of the Exchange Act.

Cameron Johnson serves as the Chairman of the audit committee. Each member of the audit committee meets the financial literacy requirements of Nasdaq, and our board of directors has determined that Mr. Cameron Johnson qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our audited consolidated financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Cameron Johnson, Lauren Simmons and Kevin McKenzie , each of whom is an independent director under Nasdaq’s listing standards. Mr. Kevin McKenzie is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

Director Nominations

Our nominating committee consists of Cameron Johnson, Lauren Simmons and Kevin McKenzie. Lauren Simmons serves as chair of the nominating committee. We have adopted a nominating committee charter, which details the principal functions of the nominating committee, including:

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

Based solely upon a review of such forms furnished to us during the most recent fiscal year, or written representations that no Forms 5 were required, we believe that that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers, directors, and security holders required to file the same during the fiscal year ended September 30, 2025.

Item 11. Executive Compensation.

None of our officers or directors has received any cash compensation for services rendered to us, except that the Sponsor transferred to our independent directors, Messrs. Anthony Wong (former director), Kevin McKenzie , and Lauren Simmons, 10,000 Founder Shares each, respectively, immediately prior to the closing of the IPO. In connection with the appointment of Mr. Johnson as a director of the Company, the Sponsor issued a share purchase option dated March 20, 2025 (the “Share Purchase Option”) to Mr. Johnson, entitling Mr. Johnson to acquire 10,000 Founder Shares held by the Sponsor upon the exercise of the Share Purchase Option once the existing lock-up term on such Founder Shares expires pursuant to the terms and arrangements thereunder. Other than as set forth elsewhere, no compensation of any kind, including finder’s and consulting fees, will be paid to our founders, existing officers, directors and advisors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to the IPO to be paid either prior to or in connection with our initial business combination. In addition, our officers, directors and advisors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our founders, officers, directors or advisors, or our or their affiliates, including the extension loan and extension convertible notes.

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

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Ordinary Shares
Fen Zhang(2)	1,635,500	33.9%
Zhechen Wang	—	—
Cameron Johnson	—	—
Lauren Simmons	10,000	*
Kevin McKenzie	10,000	*
All executive officers and directors as a group (5 individuals)	1,655,500	34.3%
5% Holders
Hercules Capital Management Corp(2)	1,635,500	33.9%
WOLVERINE ASSET MANAGEMENT LLC(3)	395,924	5.9%
KARPUS MANAGEMENT, INC.(4)	326,825	6.8%
W. R. Berkley Corporation(5)	305,628	6.3
Mizuho Financial Group, Inc.(6)	550,000	11.4%
RLH Capital LLC (7)	295,400	6.12
Feis Equities LLC (8)	261,656	5.4%
Barclays PLC(9)	325,000	6.7%
Cowen and Company, LLC(10)	415,600	8.6%

*	Less than one percent

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Eureka Acquisition Corp, 89 Nexus Way, Camana Bay, Grand Cayman, KY1-9009, Cayman Islands.

(2)	Fen Zhang is the sole member and sole director of the Sponsor. The person having voting, dispositive or investment powers over the Sponsor is Fen Zhang, thus Fen Zhang is deemed to have beneficial ownership of the shares held by the Sponsor.

(3)	According to a Form 4 filed on December 11, 2025 jointly by WOLVERINE ASSET MANAGEMENT LLC, Wolverine Holdings, L.P., Wolverine Trading Partners, Inc. Bellick Robert and Gust Christopher whose principal business address is 175 West Jackson, Suite 340, Chicago, IL 60604.

(4)	According to a Schedule 13G filed on November 14, 2025 by KARPUS MANAGEMENT, INC., whose principal business address is 183 Sully’s Trail, Pittsford, New York 14534.

(5)	According to a Form 4 filed on November 10, 2025 by W. R. Berkley Corporation, whose principal business address is 475 Steamboat Road, Greenwich, CT 06830.

(6)	According to a Schedule 13G/A filed on August 13, 2025 by Mizuho Financial Group, Inc., whose principal business address is 1-5-5, Otemachi, Chiyoda-ku, Tokyo, 100-8176, Japan.

(7)	According to a Schedule 13G filed on July 7, 2025 jointly by RLH Capital LLC and Louis Camhi, whose principal business address is 119 Hicks Lane, Great Neck, New York 11024.

(8)	According to a Schedule 13G filed on July 3, 2025 jointly by Feis Equities LLC and Lawrence M. Feis, whose principal business address is 740 Waukegan Road Suite 206 Glenview, Illinois 60025.

(9)	According to a Schedule 13G filed on March 21, 2025 by Barclays PLC, whose principal business address is 1 Churchill Place, London - E14 5HP.

(10)	According to a Schedule 13G filed on November 13, 2024 by Cowen and Company, LLC, whose principal business address is 599 Lexington Avenue, New York, NY 10022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On July 4, 2023 and September 29, 2023, the Sponsor acquired 100 and 1,437,400 Founder Shares, respectively, for an aggregate purchase price of $25,000, or approximately $0.02 per share. On June 27, 2024, the Sponsor entered into a securities transfer agreement, pursuant to which the Sponsor transferred 10,000 Founder Shares to each of our independent directors, Dr. M. Anthony Wong (former director), Ms. Lauren Simmons and Mr. Kevin McKenzie, at the original purchase price, immediately prior to the closing of the IPO.

As of September 30, 2025, there were 1,437,500 Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.02 per share.

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

On August 4, 2025 and September 3, 2025, the Company issued two unsecured promissory notes to the Sponsor, each with a principal amount of $150,000 (the “Extension Notes”), as payment for the extension fee. Each Extension Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the a Business Combination or (ii) the date of expiry of the term of the Company. The Sponsor, has the right, but not the obligation, to convert the Extension Note, in whole or in part, respectively, into private units (the “Extension Units”) of the Company, each consisting of one Class A Ordinary Share and one right to receive one-fifth (1/5) of one Class A Ordinary Share upon the consummation of a Business Combination. The number of Extension Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00. As of September 30, 2025, $300,000 was outstanding under the Extension Notes.

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

On August 25, 2025, the Company issued an unsecured promissory note (the “Working Capital Note”) in the principal amount of up to $300,000 to the Sponsor. The funds may be drawn as needed until the initial business combination and will be used for general working capital. As of September 30, 2025, $200,000 remained outstanding under the Working Capital Note..

Extension Fees

We currently have until January 3, 2026 to complete our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by January 3, 2026, we may extend the Combination Period by Monthly Extensions, up to July 3, 2026 without submitting such proposed extensions to our shareholders for approval or offering our public shareholders redemption rights in connection therewith. In order to extend the Combination Period, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account the Extension Fees in the amount of $150,000 on or prior to the date of the applicable deadline, for each Monthly Extension. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and either be payable upon the consummation of our initial business combination out of the proceeds of the Trust Account released to us, or, at the lender’s discretion, converted upon consummation of our business combination into Extension Units. If we do not complete a business combination, the loans would be repaid out of funds not held in the Trust Account, and only to the extent available. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the Combination Period. The Extension Units would be identical to the Private Units.

As of the date hereof, an aggregate of $900,000 of the Monthly Extension Fee has been deposited into the Trust Account, among which $150,000 was paid by the Company from its working capital and $750,000 was paid by the Sponsor. The Company issued five Extension Notes in the aggregate principal amount of $750,000 to the Sponsor in connection with the payment of the Monthly Extension Fee by the Sponsor.

Administrative Services Agreement

The Company is obligated, commencing from July 1, 2024 to pay the Sponsor, a monthly fee of $10,000 for office space, utilities and secretarial and administrative support pursuant to a certain administrative services agreement by and between the Company and the Sponsor dated July 2, 2023 (the “Administrative Services Agreement”). This Administrative Services Agreement will terminate upon completion of the Company’s business combination or the liquidation of the Trust Account to public shareholders. The Company incurred $120,000 for the year ended September 30, 2025, of which $50,000 was included in the accrued expenses.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent.  An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Cameron Johnson, Lauren Simmons and Kevin McKenzie are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

During the year ended September 30, 2025, the firm of Marcum Asia CPAs LLP (“Marcum Asia”), has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to Marcum Asia for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and services that are normally provided by Marcum Asia in connection with regulatory filings. The aggregate fees billed by Marcum Asia for professional services rendered for the audit of our annual financial statements, review of the financial information included in our other required filings with the SEC for the year ended September 30, 2025 and 2024 totaled $90,176 and $127,205, respectively. The above amounts include interim procedures and audit fees.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” We did not pay Marcum Asia for professional services rendered for audit related fees for the year ended September 30, 2025 and 2024.

Tax Fees. We did not pay Marcum Asia for tax planning and tax advice for the year ended September 30, 2025 and 2024.

All Other Fees. We did not pay Marcum Asia for other services for the year ended September 30, 2025 and 2024.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1. The following documents are filed as part of this Annual Report:

Financial Statements: See “Item 8. Audited Consolidated Financial Statements and Supplementary Data” herein and “Index to Audited Consolidated Financial Statements” and audited consolidated financial statements incorporated by reference therein commencing below.

2. Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description
2.1	Business Combination Agreement, dated as of October 29, 2025, by and among Eureka Acquisition Corp, Marine Thinking Inc. and 17358750 Canada Inc. (incorporated herein by reference to Exhibit 2.1 to Form 8-K as filed with the Securities and Exchange Commission on November 3, 2025)

3.1	Third Amended and Restated Memorandum and Articles of Associate, dated June 30, 2025. (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on July 2, 2025)

4.1	Specimen Unit Certificate. (incorporated herein by reference to Exhibit 4.1 to Form S-1 as filed with the Securities and Exchange Commission on June 28, 2024)

4.2	Specimen Ordinary Share Certificate. (incorporated herein by reference to Exhibit 4.2 to Form S-1 as filed with the Securities and Exchange Commission on June 28, 2024)

4.3	Specimen Right Certificate. (incorporated herein by reference to Exhibit 4.3 to Form S-1 as filed with the Securities and Exchange Commission on June 28, 2024)

4.4	Rights Agreement, dated July 2, 2024, between the Registrant and Continental Stock Transfer & Trust Company, as rights agent. (incorporated herein by reference to Exhibit 4.1 to Form 8-K as filed with the Securities and Exchange Commission on July 8, 2024)

4.5	Description of Securities.

10.1	Share Purchase Option dated March 20, 2025 issued by Hercules Capital Management VII Corp. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on March 24, 2025)

10.2	Indemnity Agreement dated March 20, 2025, by and between the Company and Cameron Richard Johnson, as a director of the Company. (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on March 24, 2025)

10.3	Amendment to the Investment Management Trust Agreement dated June 30, 2025, between the Company and Continental Stock Transfer & Trust Company. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2025).

10.4	Extension Promissory Note dated August 4, 2025, issued by the Company to Hercules Capital Management Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2025).

10.5	Sponsor Promissory Note dated August 25, 2025, issued by the Company to Hercules Capital Management Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2025).

10.6	Extension Promissory Note dated September 3, 2025, issued by the Company to Hercules Capital Management Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2025).

10.7	Extension Promissory Note dated October 6, 2025, issued by the Company to Hercules Capital Management Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2025).

10.8	Support Agreement, dated as of October 29, 2025 by and among Hercules Capital Management Corp, Eureka Acquisition Corp and Marine Thinking Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2025).

10.9	Voting Agreement, dated as of October 29, 2025 by and among certain shareholders of Marine Thinking Inc., Eureka Acquisition Corp and Marine Thinking Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2025).

10.10	Form of Registration Rights Agreement, by and among Eureka Acquisition Corp, Marine Thinking Holdings Inc., Hercules Capital Management Corp and certain other parties. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2025).

10.11	Form of Lock-Up Agreement, by Hercules Capital Management Corp and certain shareholders of Marine Thinking Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2025).

10.12	Option Purchase Agreement, by and between Hercules Capital Management Corp and Marine Thinking Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2025).

10.13	Option Assignment Agreement, by and between Marine Thinking Inc. and 17323204 Canada Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2025).

10.14	Finder’s Agreement, dated April 1, 2025, by and between Eureka Acquisition Corp and Alpha Innovators Limited. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2025).

10.15	Extension Promissory Note dated November 4, 2025, issued by the Company to Hercules Capital Management Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2025).

10.16	Extension Promissory Note dated December 4, 2025, issued by the Company to Hercules Capital Management Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2025).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Annal Report on Form 10-K filed with the Securities and Exchange Commission on December 26, 2024).

99.1	Audit Committee Charter. (incorporated herein by reference to Exhibit 99.1 to Form S-1 as filed with the Securities and Exchange Commission on June 28, 2024)

99.2	Compensation Committee Charter. (incorporated herein by reference to Exhibit 99.2 to Form S-1 as filed with the Securities and Exchange Commission on June 28, 2024)

101.INS	Inline XBRL Instance Document – the Inline XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUREKA ACQUISITION CORP

Date: December 12, 2025
	By:	/s/ Fen Zhang
Fen Zhang
Chief Executive Officer, Chairman and Secretary
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Fen Zhang	Chief Executive Officer, Chairman and Director	December 12, 2025
Fen Zhang	(Principle Executive Officer)

/s/ Zhechen Wang	Chief Financial Officer	December 12, 2025
Zhechen Wang	(Principal Accounting and Financial Officer)

/s/ Cameron Johnson	Director	December 12, 2025
Cameron Johnson

/s/ Lauren Simmons	Director	December 12, 2025
Lauren Simmons

/s/ Kevin McKenzie	Director	December 12, 2025
Kevin McKenzie

EUREKA ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Eureka Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eureka Acquisition Corp. (the “Company”) as of September 30, 2025 and 2024, the related consolidated statements of operation, shareholders’ (deficit) equity and cash flows for each of the two years ended September 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the two years ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before January 3, 2026 or by making additional contributions to the trust to extend the business combination deadline by an additional 6 months through July 3, 2026. The Company entered into a business combination agreement with a business combination target on October 29, 2025; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to July 3, 2026, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after July 3, 2026, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum Asia CPAs LLP

Marcum Asia CPAs LLP

We have served as the Company’s auditor since 2023.

New York, NY
December 12, 2025

EUREKA ACQUISITION CORP
CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2025	2024

Assets
Current Assets
Cash	$51,431	$670,352
Prepaid expenses	47,877	63,845
Total Current Assets	99,308	734,197

Deferred offering costs	—	—
Investments held in Trust Account	31,338,322	58,109,787
Total Assets	$31,437,630	$58,843,984

Liabilities, Shares Subject to Redemption, and Shareholders’ (Deficit) Equity
Current Liabilities
Accounts payable and accrued expenses	$174,581	$39,723
Due to related party - administrative service fee	50,000	10,000
Promissory note – related party	500,000	—
Total Current Liabilities	724,581	49,723
Total Liabilities	724,581	49,723

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value, 390,000,000 shares authorized, 2,930,233 shares and 5,750,000 shares issued and outstanding as of September 30, 2025 and 2024, respectively	31,338,322	55,929,275

Shareholders’ Equity
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 390,000,000 shares authorized, 458,000 shares (excluding 2,930,233 shares and 5,750,000 shares subject to possible redemption as of September 30, 2025 and 2024, respectively)	46	46
Class B ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 1,437,500 shares issued and outstanding as of September 30, 2025 and 2024	144	144
Additional paid-in capital	—	2,614,400
Retained earnings (accumulated deficit)	(625,463)	250,396
Total Shareholders’ (Deficit) Equity	(625,273)	2,864,986
Total Liabilities, Shares Subject to Redemption, and Shareholders’ (Deficit) Equity	$31,437,630	$58,843,984

The accompanying notes are an integral part of these consolidated financial statements.

EUREKA ACQUISITION CORP
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended September 30,
	2025	2024
General and administrative expenses	$859,747	$354,066
Loss from operations	(859,747)	(354,066)
Other income:
Interest income	2,230,500	609,787
Income before income taxes	1,370,753	255,721
Income taxes provision	—	—
Net income	$1,370,753	$255,721

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	5,039,264	1,387,978
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.44	$0.56
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	1,895,500	1,548,308
Basic and diluted net loss per share, non-redeemable Class A and Class B ordinary shares	$(0.44)	$(0.34)

The accompanying notes are an integral part of these consolidated financial statements.

EUREKA ACQUISITION CORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

For the Year Ended September 30, 2025

						Retained
	Ordinary Shares				Additional	Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Deficit
Balance as of September 30, 2024	458,000	$46	1,437,500	$144	$2,614,400	$250,396	$2,864,986
Accretion of carrying value to redemption value	—	—	—	—	(2,614,400)	(1,796,612)	(4,411,012)
Extension fees deposited into trust account						(450,000)	(450,000)
Net income	—	—	—	—	—	1,370,753	1,370,753
Balance as of September 30, 2025	458,000	$46	1,437,500	$144	$—	$(625,463)	$(625,273)

For the Year Ended September 30, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance as of September 30, 2023	—	$—	1,437,500	$144	$24,856	$(5,325)	$19,675
Issuance of Private Placement Units	228,000	23	—	—	2,279,977	—	2,280,000
Issuance of representative shares	230,000	23	—	—	301,277	—	301,300
Issuance of Public Rights, net of issuance cost of $45,930	—	—	—	—	1,219,070	—	1,219,070
Transfer Class B shares to independent directors	—	—	—	—	38,479	—	38,479
Accretion of carrying value to redemption value	—	—	—	—	(1,249,259)	—	(1,249,259)
Net income	—	—	—	—	—	255,721	255,721
Balance as of September 30, 2024	458,000	$46	1,437,500	$144	$2,614,400	$250,396	$2,864,986

The accompanying notes are an integral part of these consolidated financial statements.

EUREKA ACQUISITION CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$1,370,753	$255,721
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	—	38,479
Interest earned on marketable securities held in Trust Account	(2,230,500)	(609,787)
Changes in operating assets and liabilities:
Prepaid expenses	15,968	(16,645)
Due to a related party	40,000	10,000
Accounts payable and accrued expenses	134,858	39,723
Net Cash Used in Operating Activities	(668,921)	(282,509)

Cash Flows from Investing Activities:
Cash deposited in trust account	(450,000)	—
Cash withdrawn from Trust Account to pay public shareholder redemptions	29,451,965	—
Purchase of investment held in Trust Account	—	(57,500,000)
Net Cash Used in Investing Activities	29,001,965	(57,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of public units	—	57,500,000
Proceeds from sale of private placement units	—	2,280,000
Proceeds from issuance of promissory note to related party	500,000	377,500
Payment of underwriter commissions	—	(862,500)
Repayment of promissory note - related party	—	(481,511)
Repayment of due to related party	—	(1,056)
Payment of public shareholder redemptions	(29,451,965)	—
Payment of offering costs	—	(359,572)
Net Cash Provided by Financing Activities	(28,951,965)	58,452,861

Net Change in Cash	(618,921)	670,352

Cash, Beginning of Year	670,352	—
Cash, End of Year	$51,431	$670,352

Supplemental Disclosure of Cash Flow Information:
Deferred offering costs paid via promissory note – related party	$—	$—
Reversal of offering costs being waived	$—	$(100,000)
Accretion of carrying value to redemption value of Class A redeemable ordinary shares	$4,411,012	$1,249,259

The accompanying notes are an integral part of these consolidated financial statements.

EUREKA ACQUISITION CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization, Business Operation and Going Concern Consideration

Eureka Acquisition Corp (the “Company” or “Eureka”) is a blank check company incorporated in the Cayman Islands on June 13, 2023. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which is referred to as a “target business.” (the “Business Combination”) The Company does not have any specific Business Combination under consideration and the Company has not (nor has anyone on its behalf), directly or indirectly, contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to such a transaction. The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic location but will initially focus on Asia. The Company may consummate a Business Combination with an entity located in People’s Republic of China (“PRC” including Hong Kong and Macau). Further, due to the fact that a majority of the Company’s executive officers and directors are located in or have significant ties to China, it may make us a less attractive partner to certain potential target businesses, including non-China or non-Hong Kong-based target companies, and such perception may potentially limit or negatively impact its search for an initial Business Combination or may therefore make it more likely for the Company to consummate a Business Combination with a company based in or having the majority of its operations in PRC and/or Hong Kong. The Company has selected September 30 as its fiscal year end.

As of September 30, 2025, the Company had not commenced any operations. For the period from June 13, 2023 (inception) through September 30, 2025, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering (the “IPO”) described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Units (as defined below).

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

Upon the closing of the IPO, management has agreed that at least $10.00 per Public Unit sold in the IPO would be held into a U.S.-based trust account (“Trust Account”). The funds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury or in an interest bearing or non-interest bearing demand deposit account. Except with respect to divided and/or interest earned on the funds held in the Trust Account that may be released to the Company to pay the Company’s tax obligation, if any, the proceeds from the IPO and the sale of the Private Units that are deposited and held in the Trust Account will not be released from the Trust Account until the earliest to occur of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of obligation to redeem 100% of our public shares if the Company does not complete the Company’s initial Business Combination by July 3, 2025 (or up to January 3, 2026 if the Company extends the period of time to consummate a Business Combination, each by an additional month) (the “Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the Company’s public shares if the company are unable to complete their initial Business Combination within Combination Period, subject to applicable law. In no other circumstances will a public shareholder have any right or interest of any kind to or in the Trust Account.

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

The Company currently has until January 3, 2026 (or up to July 3, 2026 if the Company extends the period of time to consummate a Business Combination) to complete its initial Business Combination. If the Company is unable to complete its initial Business Combination by January 3, 2026 (or up to July 3, 2026 if fully extended), the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $50,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its Board of Directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to its Public Rights or private placement rights, which will expire worthless if the Company fails to complete its initial Business Combination by January 3, 2026 (or up to July 3, 2026 if fully extended).

On March 20, 2025, the Company’s board of directors accepted the resignation of Dr. M. Anthony Wong, the independent director, resigning from his position as a director of the Company. Concurrently, the Company, by ordinary resolutions of its directors, appointed Mr. Cameron Richard Johnson as the independent director of the Company to fill the vacancy, effective immediately. Mr. Cameron Richard Johnson was also appointed as the chairperson of the Audit Committee and a member of the Compensation Committee. We entered into an Indemnity Agreement with Mr. Johnson on March 20, 2025, accordingly.

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

On September 29, 2025, 17358750 Canada Inc., a company incorporated under the Canada Business Corporations Act and a wholly owned subsidiary of Eureka, was formed in connection with a contemplated business combination (the “Amalgamation Sub”). Amalgamation Sub has no principal operations or revenue producing activities.

Proposed Business Combination with Marine Thinking

On October 29, 2025, the Company entered into a business combination agreement (as the same may be amended, supplemented or otherwise modified from time to time, the “BCA”), with Marine Thinking Inc. (“Marine Thinking”), an autonomous ship and fleet solution providing company incorporated under the Canada Business Corporations Act (“CBCA”), and 17358750 Canada Inc., a company incorporated under the CBCA and a wholly-owned subsidiary of Eureka (the “Amalgamation Sub,” together with Eureka and Marine Thinking, the “Parties, “and each, a “Party”).

The BCA contemplates that the business combination among Eureka, Marine Thinking and Amalgamation Sub will be completed through the following series of transactions, (i) prior to the time when the Amalgamation (as defined below) becomes effective (the “Amalgamation Effective Time”), Eureka shall complete the deregistration as a Cayman Islands exempted company in accordance with section 206 of the Companies Act and, immediately upon such deregistration, the domestication to Canada under the CBCA (the “SPAC Continuance”). Upon the completion of the SPAC Continuance, the name of Eureka shall be changed from “Eureka Acquisition Corp” to “Marine Thinking Holdings Inc.” or such other name as the Parties may agree on; and (ii) following the SPAC Continuance, and in accordance with the applicable provisions of the BCA and in accordance with the CBCA, at the closing of the transactions contemplated by the BCA (the “Closing”), Marine Thinking and the Amalgamation Sub shall amalgamate and continue as one company, being the Amalco (“Amalco”), under the terms and conditions prescribed in the amalgamation agreement to be signed by Marine Thinking and Amalgamation Sub and in accordance with section 181 of the CBCA (the “Amalgamation”). Following the Amalgamation Effective Time, Amalco will become a direct wholly owned subsidiary of Eureka.

Support Agreement

Concurrently with the execution of the BCA, the Sponsor, Eureka and Marine Thinking have entered into a support agreement (the “Support Agreement”) pursuant to which, among other things, the Sponsor agreed to (i) vote, or cause to be voted or consented at any meeting of the shareholders of Eureka, or in any action by written consent of the shareholders, all of its SPAC Shares (as defined in the BCA) which Eureka the Sponsor owns of record or has the power to vote as of the record date for such meeting (the “Sponsor Shares”), (a) in favor of the approval and adoption of the BCA and the Transactions contemplated thereby, and any other matter reasonably necessary to the consummation of the Business Combination, and (b) against the proposals in connection with other alternative business combinations other than the Business Combination with Marine Thinking; and (ii) not to transfer any Sponsor Shares until the Expiration Time (as defined in the Support Agreement).

Voting Agreement

Concurrent with the execution and delivery of the BCA, Marine Thinking, Eureka, the Amalgamation Sub and certain shareholders of Marine Thinking (the “Requisite Shareholders”), have entered into a voting agreement (the “Voting Agreement”), pursuant to which the Requisite Shareholders agreed to, among other things, (i) vote, or cause to be voted or consented at a meeting of the holders of the common shares in the capital of Marine Thinking (“Target Shareholders”), or in any action by written consent of the shareholders, all common shares of Marine Thinking which the Requisite Shareholders own of record or have the power to vote (including any successor shares of Company of which ownership of record or the power to vote is hereafter acquired by the Requisite Shareholders prior to the termination of the Company Voting Support Agreement) (the “Subject Shares”), (a) in favor of the approval and adoption of the BCA and the Transactions contemplated thereby, and any other matter reasonably necessary to the consummation of the Business Combination, and (b) against the proposals in connection with other alternative business combinations other than the Business Combination with Eureka; and (ii) not to transfer any Subject Shares until the Expiration Time (as defined in the Voting Agreement).

Registration Rights Agreement

The BCA contemplates that, at the Closing, Eureka, the Sponsor, each of the Target Shareholders and certain other parties named therein will enter into an amended and restated registration rights agreement (the “Registration Rights Agreement”), pursuant to which Eureka will agree to register for resale, pursuant to applicable securities laws and regulations, with respect to the registrable securities held by the Holders (as defined in the Registration Rights Agreement).

Lock-Up Agreements

The BCA contemplates that at the Closing, each of the Sponsor and certain of the Target Shareholders will enter into a lock-up agreement (collectively, the “Lock-up Agreements”), pursuant to which (i) the Sponsor agrees on certain restrictions on transfer of SPAC Class B Shares (as defined in the BCA) held by the Sponsor immediately prior to the Closing; and (ii) certain of the Target Shareholders agree on certain restrictions on transfer of SPAC Shares held by them immediately after the Closing, including any shares issuable upon the exercise of any rights, options, warrants or other securities to purchase any SPAC Shares held by them immediately after the Closing, or any rights, options, warrants or other securities convertible into or exercisable or exchangeable for any SPAC Shares held by them immediately after the Closing. The lock-up period commences on the Amalgamation Effective Time and continues until the earlier of (i) three-hundred and sixty-five (365) days after the Closing, or (ii) the date on which Eureka completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of Eureka’s shareholders having the right to exchange their SPAC Shares or other equity securities of Eureka for cash, securities or other property.

Option Purchase Agreement

On July 6, 2025, the Sponsor and Marine Thinking entered into an option purchase agreement (as amended on September 2, 2025, the “Option Purchase Agreement”), pursuant to which the Sponsor agreed to sell to Marine Thinking, and Marine Thinking agreed to purchase from the Sponsor, an option to purchase 583,333 SPAC Shares held by the Sponsor (the “Option Securities”) for an aggregate purchase price of $1,750,000. The aggregate exercise price of the option itself is $1.00 for all of the Option Securities. The options are exercisable for the period commencing on the expiration or early release of applicable transfer restrictions on the Option Securities (as provided in the letter agreement dated July 2, 2024 entered into by and among Eureka, the Sponsor and certain other parties in connection with the IPO) and ending on July 5, 2026. On September 23, 2025, Marine Thinking entered into an option assignment agreement (the “Option Assignment Agreement”) and assigned its rights, interests and obligations in whole under the Option Purchase Agreement to a company that is owned by the current shareholders of Marine Thinking in substantially similar proportions as their respective shareholdings in Marine Thinking.

Finder’s Agreement

On April 1, 2025, Eureka entered into a finder’s agreement (the “Finder’s Agreement”) with Alpha Innovators Limited, a British Virgin Islands exempted company (the “Finder”), pursuant to which the Finder agreed to introduce potential targets to Eureka. If Eureka consummates a business combination with one or more targets introduced by the Finder during the term of the Finder’s Agreement and a period of twelve (12) months following the termination of the Finder’s Agreement, then Eureka shall issue to the Finder or its designated affiliates, upon the completion of each business combination(s) and as complete and full compensation for the Finder under Finder’s Agreement, a number of SPAC Class A Shares equal to the quotient obtained by dividing 3% of the Company Valuation (as defined in the BCA) by the Redemption Price (as defined in the BCA).

June 2025 Shareholder Meeting

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

In connection with the Extraordinary General Meeting, 2,819,767 Class A Ordinary Shares were rendered for redemption, and approximately $29 million was released from the Trust Account to pay such redeeming shareholders.

Trust Amendment

In connection with the Extraordinary General Meeting, the Company entered into an amendment to the trust agreement dated July 2, 2024 (the “Trust Amendment”), by and between the Company and Continental Stock Transfer & Trust Company, a New York limited purpose trust company, as trustee (the “Trustee”).

The Trust Amendment provides that, among other things, for each Monthly Extension, the amount of $150,000 (the “Monthly Extension Fee”) shall be deposited into the trust account of the Company (the “Trust Account”), and, in the event that the Monthly Extension Fee is not being deposited into the trust account by the 3rd day of each month since July 3, 2025, the Company has a period of thirty (30) days (the “Cure Period”) to pay any applicable past due payment for the Monthly Extension Fee. If the Company fails to make any applicable past due payment during the Cure Period, then the Company shall immediately cease all operations, except for the purpose of winding up, and liquidate and dissolve with the same effect as if the Company failed to complete a business combination within the prescribed timeline.

Extensions and Extension Notes

Pursuant to the Current Charter, the Company currently has until January 3, 2026 to complete its business combination, which may be extended up to July 3, 2026 if fully extended by Monthly Extensions. If the Company is unable to complete its initial Business Combination by January 3, 2026 (or up to July 3, 2026 if fully extended), the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its Board of Directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to its public rights or private placement rights, which will expire worthless if the Company fails to complete its initial Business Combination by January 3, 2026 (or up to July 3, 2026 if fully extended).

As of the date hereof, an aggregate of $900,000 of the Monthly Extension Fee has been deposited into the Trust Account, among which $150,000 was paid by the Company from its working capital and $750,000 was paid by the Sponsor. In connection with the Sponsor’s payment of the Monthly Extension Fee, the Company issued five unsecured promissory notes in the aggregate principal amount of $600,000 (the “Extension Notes”) to the Sponsor. The Extension Notes bear no interest and are payable in full upon the earlier to occur of (i) the consummation of the a business combination or (ii) the date of expiry of the term of the Company. The Sponsor, has the right, but not the obligation, to convert the Extension Notes, in whole or in part, respectively, into private units (the “Conversion Units”) of the Company, each consisting of one Class A Ordinary Share and one right to receive one-fifth (1/5) of one Class A Ordinary Share upon the consummation of a business combination. The number of Conversion Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

Going Concern Consideration

As of September 30, 2025, the Company had $51,431 of cash and a working capital deficit of $625,273. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company currently has no commitments to receive such financing and there is no assurance that the Company’s plans to raise capital will be successful. In addition, the Company has until January 3, 2026 (or up to July 3, 2026 if fully extended) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the Combination Period, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards “Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern”, management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, along with the need to receive additional financing, raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The audited consolidated financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

As a result of these circumstances and the ongoing Russia/Ukraine, Hamas/Israel conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The audited consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying audited consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included.

Principles of consolidation

The audited consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All transactions and balances between the Company and its subsidiaries have been eliminated upon consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of the Company’s audited consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2025 and 2024, the Company had $51,431 and $670,352 in cash, respectively, and none in cash equivalents for both periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition. As of September 30, 2025 and 2024, the Company has not experienced losses on these accounts.

Investment Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. These securities are presented on the balance sheet at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. Upon maturity of these U.S. government securities on December 12, 2024, the Company invested the proceeds into an interest-bearing demand deposit account, which comprised of the entire balance of the Trust Account as of September 30, 2025, generating $2,230,500 in interest income during the year ended September 30, 2025. For the year ended September 30, 2024, the Company earned $609,787 in interest income, which included earnings on the U.S. government treasury bills through their maturity date.

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

Accordingly, as of September 30, 2025 and 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity on the Company’s balance sheet in the following table:

	Shares	Amount
Gross proceeds from IPO	5,750,000	$57,500,000
Less:
Proceeds allocated to Public Rights	—	(1,265,000)
Allocation of offering costs related to redeemable shares	—	(1,554,984)
Plus:
Accretion of carrying value to redemption value	—	639,472
Subsequent measurement of ordinary shares to redemption value	—	609,787
Class A ordinary shares subject to possible redemption – September 30, 2024	5,750,000	55,929,275
Plus:
Accretion of carrying value to redemption value	—	2,180,512
Remeasurement of carrying value to redemption value	—	2,230,500
Less:
Public shareholder redemptions	(2,819,767)	(29,451,965)
Extension fees	—	450,000
Class A ordinary shares subject to possible redemption – September 30, 2025	2,930,233	$31,338,322

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The consolidated statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders.

The calculation of diluted income per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Units since the exercise of the units is contingent upon the occurrence of future events. As of September 30, 2025 and 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Year Ended September 30, 2025	For the Year Ended September 30, 2024
Net income	$1,370,753	$255,721
Accretion of Class A ordinary shares to redemption value	(4,411,012)	(1,249,259)
Net loss including accretion of Class A ordinary shares to redemption value	$(3,040,259)	$(993,538)

	For the Year Ended September 30, 2025		For the Year Ended September 30, 2024
	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss	$(2,209,256)	$(831,003)	$(469,643)	$(523,895)
Accretion of Class A ordinary shares subject to possible redemption to redemption value	4,411,012	—	1,249,259	—
Allocation of net income (loss)	2,201,756	(831,003)	779,616	(523,895)

Denominator:
Basic and diluted weighted average shares outstanding	5,039,264	1,895,500	1,387,978	1,548,308
Basic and diluted net income (loss) per ordinary share	$0.44	$(0.44)	$0.56	$(0.34)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Stock-based compensation

The Company recognizes compensation costs resulting from the issuance of stock-based awards to directors as an expense in the financial statement over the requisite service period based on a measurement of fair value for each stock-based award. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair market value of the estimated stock price of the Company, expected life of shares, the expected volatility and the expected risk-free interest rate, among others. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company. The estimated fair value of the option to purchase 10,000 Founder Shares is approximately $102,623. This amount will be recognized upon completion of the business combination.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 in the annual report for the year ended September 30, 2025 (see Note 9).

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting ASU 2023-09 on its financial statements. As a Cayman Island entity, the Company is not subject to income taxes, as such, the Company does not expect any impact of adopting ASU 2023-09 on its consolidated financial statements.

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

There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Founder Shares (as defined below), the Class A ordinary shares included in the Private Units (the “Private Shares”) or private placement rights. The rights will expire worthless if the Company does not consummate a Business Combination by January 3, 2026 (or up to July 3, 2026 if the Company extends the period of time to consummate a Business Combination).

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

Note 5 — Related Party Transactions

Founder Shares

On July 4, 2023 and September 29, 2023, the Sponsor acquired 100 and 1,437,400 Class B ordinary share (the “Founder Shares”), respectively, for an aggregate purchase price of $25,000, or approximately $0.02 per share. As of September 30, 2025, there were 1,437,500 Founder Shares issued and outstanding, among which, up to 187,500 Founder Shares were subject to forfeiture if the underwriters’ over-allotment was not exercised. On July 8, 2024, the underwriters exercised their Over-Allotment Option in full, hence, all 187,500 Founder Shares were no longer subject to forfeiture. All shares and associated amounts have been retroactively restated to reflect the new issuance.

The Founder Shares are identical to the Class A ordinary shares included in the Public Units being sold in the IPO, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) holders of the Founder Shares have the right to vote on the election of directors prior to its initial Business Combination, (ii) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, and (iii) the Sponsor, officers and directors of the Company have entered into a letter agreement with the Company, pursuant to which they have agreed (A) to waive their redemption rights with respect to the Founder Shares, Private Shares and public shares in connection with the completion of its initial Business Combination and (B) to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Shares if the Company fails to complete its initial Business Combination by January 3, 2026 (or up to July 3, 2026 if the Company extends the period of time to consummate a Business Combination), although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within such time period and (iii) the Founder Shares and Private Shares are subject to registration rights. If the Company submits its initial Business Combination to its public shareholders for a vote, the Sponsor, and its officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with the Company, to vote any Founder Shares and the Private Shares held by them and any public shares purchased during or after the IPO in favor of its initial Business Combination.

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

On August 4, 2025 and September 3, 2025, in relation to the Sponsor’s payment of the Monthly Extension Fee, the Company issued two unsecured promissory notes (“Extension Notes”) to the Sponsor, amounting to a total of $300,000. Each Extension Note has a principal sum of $150,000, bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s business combination or (ii) the date of expiry of the term of the Company. The Sponsor, has the right, but not the obligation, to convert the Extension Notes, in whole or in part, respectively, into private units (the “Conversion Units”) of the Company, each consisting of one Class A Ordinary Share and one right to receive one-fifth (1/5) of one Class A Ordinary Share upon the consummation of a business combination. The number of Conversion Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

As of September 30, 2025 and 2024, $300,000 and $0 were outstanding under all the Extension Notes.

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

On August 25, 2025, the Company issued an unsecured promissory note (the “Working Capital Note” in the principal amount of up to $300,000 to the Sponsor. The proceeds of the Working Capital Note, which may be drawn down from time to time until the Company consummates its initial business combination, will be used as general working capital purposes.

The Working Capital Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s business combination or (ii) the date of expiry of the term of the Company. The Sponsor has the right, but not the obligation, to convert the Working Capital Note, in whole or in part, respectively, into Conversion Units upon the consummation of a business combination. The number of Conversion Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00. As of September 30, 2025 and 2024, the Company had $200,000 and $0 outstanding under the Working Capital Note.

Administrative Support Services

Commencing on the effective date of the registration statement of the IPO, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the years ended September 30, 2025 and 2024, the Company incurred expenses of $120,000 and $10,000, respectively, of which $50,000 was included in accrued expenses on the balance sheet as of September 30, 2025 and $10,000 was included in the amount due to a related party as of September 30, 2024.

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

Advisory Agreements

The Company has entered into several agreements with financial advisors in connection with identifying and consulting with the Company with respect to the potential acquisition targets. Any fees under these agreements are deemed by the Company to be success fees, and are only earned by the financial advisors, and do not become due and payable to them until the Company completes an initial Business Combination with a target identified by that financial advisor. As of the audited consolidated financial statements issue date, the Company has determined that the possibility of the business combination with any potential target identified by a financial advisor is not probable.

Note 7 — Shareholders’ Equity

Preference Share — The Company is authorized to issue 10,000,000 shares of preference share, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Share — The Company is authorized to issue 390,000,000 Class A ordinary shares with $0.0001 par value. As of September 30, 2025 and 2024, 458,000 Class A ordinary shares were issued or outstanding, excluding 2,930,233 and 5,750,000 shares subject to possible redemption as of September 30, 2025 and 2024, respectively.

Class B Ordinary Share — The Company is authorized to issue 100,000,000 Class B ordinary shares with $0.0001 par value. In July 2023 and September 2023, the Company issued an aggregate of 1,437,500 Founder Shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.02 per share, of which an aggregate of up to 187,500 shares were subject to forfeiture for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial shareholder would collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO (assuming they do not purchase any Units in the IPO and excluding the Class A ordinary shares underlying the Placement Units). As a result of the underwriters’ exercise of their over-allotment option in full on July 8, 2024, all 187,500 Class B ordinary shares were no longer subject to forfeiture. As of September 30, 2025 and 2024, there were 1,437,500 Class B ordinary shares issued and outstanding,

Prior to the initial Business Combination, only holders of Class B ordinary shares will have the right to vote in the election of directors. Holders of its Class A ordinary shares will not be entitled to vote on the election of directors during such time. These provisions of the Company’s amended and restated memorandum and articles of association with class rights may not be amended without a resolution passed by holders of at least two thirds of the Company’s ordinary shares who are eligible to vote and attend and vote in a general meeting of the Company’s shareholders. With respect to any other matter submitted to a vote of its shareholders, including any vote in connection with the initial Business Combination, except as required by law, holders of the Founder Shares and holders of its Class A ordinary shares will vote together as a single class, with each share entitling the holder to one vote.

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

Note 8 — Fair Value Measurements

The following table present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2024 (there were no such assets as of September 30, 2025), and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	September 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in Trust Account	$58,109,787	$58,109,787	—	—

Note 9 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance. The Company has adopted the guidance in ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in the accompanying financial statements.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment.  When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews key metrics, which include the following:

	For the Year Ended September 30,
	2025	2024
General and administrative expenses	$859,747	$354,066
Interest earned on investments held in Trust Account	$2,230,500	$609,787

The key measures of segment profit or loss reviewed by the CODM are general and administrative expenses and interest earned on investments held in Trust Account. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Interest earned on investments held in Trust Account are reviewed to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these audited consolidated financial statements were issued. Based on this review, the Company identified the following subsequent events that would require adjustment or disclosure in the financial statements.

Proposed Business Combination with Marine Thinking

On October 29, 2025, the Company entered into the BCA with Marine Thinking, an autonomous ship and fleet solution providing company incorporated under the CBCA and Amalgamation Sub.

The BCA contemplates that the business combination among Eureka, Marine Thinking and Amalgamation Sub will be completed through the following series of transactions, (i) prior to the Amalgamation Effective Time, Eureka shall complete the deregistration as a Cayman Islands exempted company in accordance with section 206 of the Companies Act and, immediately upon such deregistration, the domestication to Canada under the CBCA. Upon the completion of the SPAC Continuance, the name of Eureka shall be changed from “Eureka Acquisition Corp” to “Marine Thinking Holdings Inc.” or such other name as the Parties may agree on; and (ii) following the SPAC Continuance, and in accordance with the applicable provisions of the BCA and in accordance with the CBCA, at the Closing, Marine Thinking and the Amalgamation Sub shall amalgamate and continue as one company, being Amalco, under the terms and conditions prescribed in the amalgamation agreement to be signed by Marine Thinking and Amalgamation Sub and in accordance with section 181 of the CBCA. Following the Amalgamation Effective Time, Amalco will become a direct wholly owned subsidiary of Eureka.

Support Agreement

Concurrently with the execution of the BCA, the Sponsor, Eureka and Marine Thinking have entered the Support Agreement pursuant to which, among other things, the Sponsor agreed to (i) vote, or cause to be voted or consented at any meeting of the shareholders of Eureka, or in any action by written consent of the shareholders, all of its Sponsor Shares, (a) in favor of the approval and adoption of the BCA and the Transactions contemplated thereby, and any other matter reasonably necessary to the consummation of the Business Combination, and (b) against the proposals in connection with other alternative business combinations other than the Business Combination with Marine Thinking; and (ii) not to transfer any Sponsor Shares until the Expiration Time (as defined in the Support Agreement).

Voting Agreement

Concurrent with the execution and delivery of the BCA, Marine Thinking, Eureka, the Amalgamation Sub and the Requisite Shareholders have entered into the Voting Agreement, pursuant to which the Requisite Shareholders agreed to, among other things, (i) vote, or cause to be voted or consented at a meeting of the Target Shareholders, or in any action by written consent of the shareholders, all the Subject Shares, (a) in favor of the approval and adoption of the BCA and the Transactions contemplated thereby, and any other matter reasonably necessary to the consummation of the Business Combination, and (b) against the proposals in connection with other alternative business combinations other than the Business Combination with Eureka; and (ii) not to transfer any Subject Shares until the Expiration Time (as defined in the Voting Agreement).

Registration Rights Agreement

The BCA contemplates that, at the Closing, Eureka, the Sponsor, each of the Target Shareholders and certain other parties named therein will enter into the Registration Rights Agreement, pursuant to which Eureka will agree to register for resale, pursuant to applicable securities laws and regulations, with respect to the registrable securities held by the Holders (as defined in the Registration Rights Agreement).

Lock-Up Agreements

The BCA contemplates that at the Closing, each of the Sponsor and certain of the Target Shareholders will enter into a Lock-up Agreement, pursuant to which (i) the Sponsor agrees on certain restrictions on transfer of SPAC Class B Shares (as defined in the BCA) held by the Sponsor immediately prior to the Closing; and (ii) certain of the Target Shareholders agree on certain restrictions on transfer of SPAC Shares held by them immediately after the Closing, including any shares issuable upon the exercise of any rights, options, warrants or other securities to purchase any SPAC Shares held by them immediately after the Closing, or any rights, options, warrants or other securities convertible into or exercisable or exchangeable for any SPAC Shares held by them immediately after the Closing. The lock-up period commences on the Amalgamation Effective Time and continues until the earlier of (i) three-hundred and sixty-five (365) days after the Closing, or (ii) the date on which Eureka completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of Eureka’s shareholders having the right to exchange their SPAC Shares or other equity securities of Eureka for cash, securities or other property.

Term Extensions

On October 31, 2025 and December 2, 2025, the Company deposited the Monthly Extension Fee of $150,000 each time into the Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial business combination by two months from November 3, 2025 to January 3, 2026..

On November 4, 2025 and December 4, 2025, the Company issued two Extension Notes to the Sponsor, each representing an aggregate principal amount of $150,000, in connection with the payment of Monthly Extension Fee. Each Extension Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the date of expiry of the term of the Company. The Sponsor, has the right, but not the obligation, to convert the Extension Note, in whole or in part, respectively, into Conversion Units, each consisting of one Class A ordinary share, par value $0.0001 per share and one right to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of a Business Combination. The number of Extension Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.