Form 10-Q
period 2025-12-31
Eureka Acquisition Corp
filed 2026-02-10
CIK 2000410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

EUREKA ACQUISITION CORP

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EUREKA ACQUISITION CORP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2025 (Unaudited)	September 30, 2025

Assets
Current Assets
Cash	$32,797	$51,431
Prepaid expenses	-	47,877
Total Current Assets	32,797	99,308

Deferred offering costs	-	-
Investments held in Trust Account	32,087,675	31,338,322
Total Assets	$32,120,472	$31,437,630

Liabilities, Shares Subject to Possible Redemption, and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$345,712	$174,581
Due to related party	130,000	50,000
Promissory note - related party	1,050,000	500,000
Total Current Liabilities	1,525,712	724,581
Total Liabilities	1,525,712	724,581

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value, 390,000,000 shares authorized, 2,930,233 shares and 2,930,233 shares issued and outstanding as of December 31, 2025 and September 30, 2025, respectively	32,087,675	31,338,322

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 390,000,000 shares authorized, 458,000 shares issued and outstanding (excluding 2,930,233 shares subject to possible redemption) as of December 31, 2025 and September 30, 2025	46	46
Class B ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 1,437,500 shares issued and outstanding as of December 31, 2025 and September 30, 2025	144	144
Retained earnings (accumulated deficit)	(1,493,105)	(625,463)
Total Shareholders’ (Deficit) Equity	(1,492,915)	(625,273)
Total Liabilities, Shares Subject to Possible Redemption, and Shareholders’ (Deficit) Equity	$32,120,472	$31,437,630

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EUREKA ACQUISITION CORP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31,
	2025	2024
General and administrative expenses	$417,642	$152,038
Loss from operations	(417,642)	(152,038)
Other income:
Interest earned on investments held in Trust Account	299,353	694,056
(Loss) income before income taxes	(118,289)	542,018
Income taxes provision	—	—
Net (loss) income	$(118,289)	$542,018

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	2,930,233	5,750,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.08	$0.13
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	1,895,500	1,895,500
Basic and diluted net loss per share, non-redeemable Class A and Class B ordinary shares	$(0.18)	$(0.11)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EUREKA ACQUISITION CORP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025

	Ordinary Shares				Additional	Retained Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit)	Equity
Balance as of September 30, 2025	458,000	$46	1,437,500	$144	$—	$(625,463)	(625,273)

Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	—	—	—	—	—	(299,353)	(299,353)
Accretion of carrying value to redemption value	—	—	—	—	—	—	—
Term extension fee						(450,000)	(450,000)
Net loss	—	—	—	—	—	(118,289)	(118,289)
Balance as of December 31, 2025	458,000	$46	1,437,500	$144	—	$(1,493,105)	$(1,492,915)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Retained	Shareholders’
	Shares	Amount	Shares(1)	Amount	Capital	Earnings	Equity
Balance as of September 30, 2024	458,000	$46	1,437,500	$144	$2,614,400	$250,396	$2,864,986
Accretion of carrying value to redemption value	—	—	—	—	(1,393,904)	—	(1,393,904)
Net income	—	—	—	—	—	542,018	542,018
Balance as of December 31, 2024	458,000	$46	1,437,500	$144	$1,220,496	$792,414	$2,013,100

(1)	This number retroactively restated to include an aggregate of 187,500 Class B ordinary shares as a result of the underwriter’s full exercise of their over-allotment option on July 8, 2025. No Founder Shares are currently subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EUREKA ACQUISITION CORP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(118,289)	$542,018
Adjustment to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(299,353)	(694,056)
Changes in operating assets and liabilities:
Prepaid expenses	47,877	25,940
Due to a related party	30,000	—
Accounts payable and accrued expenses	171,131	7,777
Net Cash Used in Operating Activities	(168,634)	(118,321)

Cash Flows from Investing Activities:
Cash deposited in trust account	(450,000)	—
Net Cash Used in Investing Activities	(450,000)	—

Cash Flows from Financing Activities:
Advance from related party	50,000	—
Proceeds from issuance of promissory note to related party	550,000	—
Net Cash Provided by Financing Activities	600,000	—

Net Change in Cash	(18,634)	(118,321)

Cash, beginning of period	51,431	670,352
Cash, end of period	$32,797	$552,031

Supplemental Disclosure of Cash Flow Information:
Accretion of carrying value to redemption value of Class A redeemable ordinary shares	$749,353	$1,393,904

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EUREKA ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Note 1 — Organization, Business Operation and Going Concern Consideration

Eureka Acquisition Corp (the “Company” or “EURK”) is a blank check company incorporated in the Cayman Islands on June 13, 2023. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which is referred to as a “target business” (the “Business Combination”). The Company has selected September 30 as its fiscal year end.

As of December 31, 2025, the Company had not commenced any operations. For the period from June 13, 2023 (inception) through December 31, 2025, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering (the “IPO”) described below, and subsequent to the IPO, identifying a target company for a Business Combination and preparing the Transactions (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Units (as defined below).

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

The registration statement on Form S-1 in connection with the for the Company’s IPO was declared effective on July 1, 2024. On July 3, 2024, the Company consummated its IPO of 5,000,000 units (“Units”). Each Unit consists of one Class A ordinary share, $0.0001 par value per share, and one right to receive one-fifth of one Class A ordinary share upon the completion of the initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $50,000,000. On July 3, 2024, the underwriter notified the Company of its exercise of the over-allotment option in full to purchase additional 750,000 Units (the “Option Units”) of the Company (the “Over-Allotment Option”). As a result, on July 8, 2024, 750,000 Units were sold to the underwriter at an offering price of $10.00 per Option Unit (the “Option Units” and together with the Units, collectively, the “Public Units”), generating gross proceeds of $7,500,000.

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

Transaction costs amounted to $1,600,914 consisting of $862,500 of underwriting commissions which was paid in cash at the closing date of the IPO and Over-allotment Option, $301,300 of the Representative Shares (discussed in the below), $150,000 of underwriter expenses, and $287,114 of other offering costs, all of which were recognized by the Company during the three months ended September 30, 2025. At the closing date of the IPO and Over-allotment Option, cash of $827,216 was held outside of the Trust Account (as defined below) and is available for the payment of accrued offering costs and for working capital purposes.

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

Upon the closing of the IPO, management has agreed that at least $10.00 per Public Unit sold in the IPO would be held in a U.S.-based trust account (“Trust Account”). The funds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury securities or in an interest bearing or non-interest bearing demand deposit account. Except with respect to dividend and/or interest earned on the funds held in the Trust Account that may be released to the Company to pay the Company’s tax obligation, if any, the proceeds from the IPO and the sale of the Private Units that are deposited and held in the Trust Account will not be released from the Trust Account until the earliest to occur of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of obligation to redeem 100% of our public shares if the Company does not complete the Company’s initial Business Combination within the prescribed period as provided in the Company’s amended and restated memorandum and articles of association (the “Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the Company’s public shares if the Company is unable to complete their initial Business Combination within Combination Period, subject to applicable law. In no other circumstances will a public shareholder have any right or interest of any kind to or in the Trust Account.

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

The Company will have until up to July 3, 2026 (if the Company fully extends the Combination Period) to complete its initial Business Combination. If the Company is unable to complete its initial Business Combination by March 3, 2026 (or up to July 3, 2026 if fully extended), the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $50,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable)) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its Board of Directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to its public rights or private placement rights, which will expire worthless if the Company fails to complete its initial Business Combination by July 3, 2026 if fully extended.

On March 20, 2025, the Company’s board of directors accepted the resignation of Dr. M. Anthony Wong, the independent director, resigning from his position as a director of the Company. Concurrently, the Company, by ordinary resolutions of its directors, appointed Mr. Cameron Richard Johnson as the independent director of the Company to fill the vacancy, effective immediately. Mr. Cameron Richard Johnson was also appointed as the chairperson of the Audit Committee and a member of the Compensation Committee. The Company entered into an Indemnity Agreement with Mr. Johnson on March 20, 2025, accordingly.

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

On September 29, 2025, 17358750 Canada Inc., a company incorporated under the Canada Business Corporations Act and a wholly owned subsidiary of Eureka, was formed in connection with a contemplated business combination. Amalgamation Sub has no principal operations or revenue producing activities.

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

The Continuance, the Amalgamation, and the other transactions contemplated by the BCA are hereinafter referred to as the “Transactions.”

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

Extensions and Extension Notes

Pursuant to the Current Charter, the Company currently has until March 3, 2026 (or up to July 3, 2026 if fully extended) to complete its business combination. If the Company is unable to complete its initial Business Combination by the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its Board of Directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to its public rights or private placement rights, which will expire worthless if the Company fails to complete its initial Business Combination by the Combination Period.

As of the date hereof, an aggregate of $1,200,000 of the Monthly Extension Fee has been deposited into the Trust Account, among which $150,000 was paid by the Company from its working capital and $1,050,000 was paid by the Sponsor. In connection with the Sponsor’s payment of the Monthly Extension Fee, the Company issued seven unsecured promissory notes in the aggregate principal amount of $1,050,000 (the “Extension Notes”) to the Sponsor. The Extension Notes bear no interest and are payable in full upon the earlier to occur of (i) the consummation of a Business Combination or (ii) the date of expiry of the term of the Company. The Sponsor, has the right, but not the obligation, to convert the Extension Notes, in whole or in part, respectively, into private units (the “Conversion Units”) of the Company, each consisting of one Class A Ordinary Share and one right to receive one-fifth (1/5) of one Class A Ordinary Share upon the consummation of a business combination. The number of Conversion Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

Going Concern Consideration

As of December 31, 2025, the Company had $32,797 of cash and a working capital deficit of $1,492,915. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company currently has no commitments in place to receive such financing and there is no assurance that the Company’s plans to raise capital will be successful. In addition, the Company has until July 3, 2026 to consummate the initial Business Combination (assume extensions). If the Company does not complete a Business Combination within the Combination Period, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that Business Combination might not be completed within the 12-month period from the issuance date of these financial statements.  In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards “Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern”, management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, along with the need to receive additional financing, raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Risks and Uncertainties

As a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions as well as the impact of armed conflict in Israel and the Gaza Strip commenced in October 2023, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. Interim results for the three months ended December 31, 2025 are not necessarily indicative of results that may be expected through September 30, 2026 or for any future periods. These financial statements should be read in conjunction with the Company’s 2025 Annual Report on Form 10-K as filed with the SEC on December 26, 2025.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2025 and September 30, 2025, the Company had $32,797 and $51,431 in cash, respectively, and none in cash equivalents for both periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the United States Federal Depository Insurance Coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition. As of December 31, 2025 and September 30, 2025, the Company has not experienced losses on these accounts.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. government treasury bills with a maturity of 185 days or less. These securities are presented on the balance sheet at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. Upon maturity of these U.S. government securities on December 12, 2024, the Company invested the proceeds into an interest-bearing demand deposit account, which comprised the entire balance of the Trust Account as of December 31, 2025 and earned approximately $299,353 and $694,056 interest income during three months ended December 31, 2025 and 2024, respectively.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as shareholders’ equity. In accordance with ASC 480-10-S99, the Company classifies the Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 5,750,000 Class A ordinary shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of Class A ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value as a charge against additional paid-in capital or, in the absence of additional paid-in capital, as a charge against retained earnings over an expected 12-month period, which is the initial period that the Company has to complete a Business Combination. The Company uses the effective interest method to calculate the periodic accretion under which the accreted redemption value equals the redemption amount on the earliest redemption date. Additionally, interest earned in the Trust Account is recognized as an increase to the redemption value immediately as it is earned. For the three months ended December 31, 2025, the Company recorded $299,353 interest income as a remeasurement of carrying value to redemption value.

Accordingly, as of December 31, 2025 and September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity on the Company’s balance sheet in the following table:

	Shares	Amount
Gross proceeds from IPO	5,750,000	$57,500,000
Less:
Proceeds allocated to Public Rights	—	(1,265,000)
Allocation of offering costs related to redeemable shares	—	(1,554,984)
Plus:
Accretion of carrying value to redemption value	—	639,472
Subsequent measurement of ordinary shares to redemption value	—	609,787
Class A ordinary shares subject to possible redemption – September 30, 2024	5,750,000	55,929,275
Plus:
Accretion of carrying value to redemption value	—	2,180,512
Remeasurement of carrying value to redemption value	—	2,230,500
Less:
Public shareholder redemptions	(2,819,767)	(29,451,965)
Extension fees	—	450,000
Class A ordinary shares subject to possible redemption – September 30, 2025	2,930,233	$31,338,322
Plus:
Accretion of carrying value to redemption value	—	299,353
Cash deposited in trust account for term extension	—	450,000
Class A ordinary shares subject to possible redemption – December 31, 2025	2,930,233	$32,087,675

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed consolidated statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders.

The calculation of diluted income per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Units since the exercise of the units is contingent upon the occurrence of future events. As of December 31, 2025 and September 30, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The net income (loss) per share presented in the unaudited condensed statements of operations is based on the following:

	For the Three Months Ended December 31, 2025	For the Three Months Ended December 31, 2024
Net (loss) income	$(118,289)	$542,018
Accretion of Class A ordinary shares to redemption value	(749,353)	(1,393,904)
Net loss including accretion of Class A ordinary shares to redemption value	$(867,642)	$(851,886)

	For the Three Months Ended December 31, 2025		For the Three Months Ended December 31, 2024
	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss	$(526,841)	(340,801)	$(640,682)	$(211,204)
Accretion of Class A ordinary shares subject to possible redemption to redemption value	749,353	—	1,393,904	—
Allocation of net income (loss)	222,512	(340,801)	753,222	(211,204)

Denominator:
Basic and diluted weighted average shares outstanding	2,930,233	1,895,500	5,750,000	1,895,500
Basic and diluted net income (loss) per ordinary share	$0.08	(0.18)	$0.13	$(0.11)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 on October 1, 2025; adoption of the ASU did not have any impact on its financial statements.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On July 3, 2025, the Company sold 5,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share, par value $0.0001 per share and one right (the “Public Right”). Each Public Right entitles the holder to purchase one-fifth (1/5) of one Class A ordinary share upon the consummation of the Company’s initial Business Combination. The Company will not issue fractional shares. As a result, the holder must hold public rights in multiples of five (5) in order to receive shares for all of their public rights upon closing of a Business Combination. The Company had also granted the underwriters a 45-day option to purchase up to an additional 750,000 units to cover over-allotments, if any. On July 3, 2025, the underwriter notified the Company of its exercise of Over-Allotment Option in full to purchase additional 750,000 Option Units of the Company. On July 8, 2025, 750,000 Option Units were sold to the underwriter at an offering price of $10.00 per Option Unit, generating gross proceeds of $7,500,000.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 216,750 Initial Private Placement Units at a price of $10.00 per Initial Private Placement Unit for an aggregate purchase price of $2,167,500. Each Initial Private Placement Unit was identical to the Public Units sold in the IPO, except as described below. Simultaneously with the closing of the Option Units on July 8, 2025, the Company consummated the sale of additional 11,250 Private Placement Units to the Sponsor at a price of $10.00 per Additional Private Placement Unit, generating total proceeds of $112,500.

There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Founder Shares (as defined below), the Class A ordinary shares included in the Private Units (the “Private Shares”) or private placement rights. The rights will expire worthless if the Company does not consummate a Business Combination by the Combination Period.

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

Note 5 — Related Party Transactions

Founder Shares

On July 4, 2023 and September 29, 2023, the Sponsor acquired 100 and 1,437,400 Class B ordinary shares (the “Founder Shares”), respectively, for an aggregate purchase price of $25,000, or approximately $0.02 per share. As of December 31, 2025, there were 1,437,500 Founder Shares issued and outstanding, among which, up to 187,500 Founder Shares were subject to forfeiture if the underwriters’ over-allotment was not exercised. On July 8, 2024, the underwriters exercised their Over-Allotment Option in full, hence, all 187,500 Founder Shares were no longer subject to forfeiture.

The Founder Shares are identical to the Class A ordinary shares included in the Public Units sold in the IPO, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) holders of the Founder Shares have the right to vote on the election of directors prior to its initial Business Combination, (ii) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, and (iii) the Sponsor, officers and directors of the Company have entered into a letter agreement with the Company, pursuant to which they have agreed (A) to waive their redemption rights with respect to the Founder Shares, Private Shares and public shares in connection with the completion of its initial Business Combination and (B) to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Shares if the Company fails to complete its initial Business Combination by July 3, 2026 (if the Company fully extends the period of time to consummate a Business Combination), although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within such time period and (iii) the Founder Shares and Private Shares are subject to registration rights. If the Company submits its initial Business Combination to its public shareholders for a vote, the Sponsor, and its officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with the Company, to vote any Founder Shares and the Private Shares held by them and any public shares purchased during or after the IPO in favor of its initial Business Combination.

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

Due to Related Party

The Sponsor funded part of the Company’s transaction costs related to the business combination. As of December 31, 2025 and September 30, 2025, $50,000 and $nil, respectively, were outstanding. The amount is unsecured, interest-free and due on demand.

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

On August 4, 2025, September 3, 2025, October 6, 2025, November 4, 2025 and December 4, 2025, in relation to the Sponsor’s payment of the Monthly Extension Fee, the Company issued five unsecured promissory notes (“Extension Notes”) to the Sponsor, amounting to a total of $750,000. Each Extension Note has a principal sum of $150,000, bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the date of expiry of the term of the Company. The Sponsor, has the right, but not the obligation, to convert the Extension Notes, in whole or in part, respectively, into the Conversion Units upon the consummation of a business combination. The number of Conversion Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

There were $750,000 and $300,000 Extension Notes outstanding as of December 31, 2025 and September 30, 2025 respectively.

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

As of December 31, 2025 and September 30, 2025, the Company had $300,000 and $200,000 outstanding under the Working Capital Note.

Administrative Support Services

Commencing on the effective date of the registration statement of the IPO, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $30,000 for the three months ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and September 30, 2025, the unpaid balance of administrative support service fee were $80,000 and $50,000, respectively, which were included in the balance of amount due to related party.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Representative Shares, Private Units, and units that may be issued on conversion of Working Capital Loans (and in each case holders of their component securities, as applicable) are entitled to registration rights pursuant to a registration rights agreement on July 2, 2025 requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to its completion of its initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company had granted the underwriter a 45-day option from the date of IPO to purchase up to an additional 750,000 Option Units to cover over-allotments, if any. On July 8, 2025, the underwriters exercised the Over-Allotment Option in full.

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

Note 7 — Shareholders’ Equity

Preference Share — The Company is authorized to issue 10,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and September 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Share — The Company is authorized to issue 390,000,000 Class A ordinary shares with $0.0001 par value. There were 458,000 Class A ordinary shares issued or outstanding, excluding 2,930,233 Class A ordinary shares subject to possible redemption as of December 31, 2025 and September 30, 2025.

Class B Ordinary Share — The Company is authorized to issue 100,000,000 Class B ordinary shares with $0.0001 par value. In July 2023 and September 2023, the Company issued an aggregate of 1,437,500 Founder Shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.02 per share, of which an aggregate of up to 187,500 shares were subject to forfeiture for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial shareholder would collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO (assuming they do not purchase any Units in the IPO and excluding the Class A ordinary shares underlying the Placement Units). As a result of the underwriters’ exercise of their over-allotment option in full on July 8, 2025, all 187,500 Class B ordinary shares were no longer subject to forfeiture. As of December 31, 2025 and September 30, 2025, there were 1,437,500 Class B ordinary shares issued and outstanding,

Prior to the initial Business Combination, only holders of Class B ordinary shares will have the right to vote in the election of directors. Holders of its Class A ordinary shares will not be entitled to vote on the election of directors during such time. These provisions of the Company’s amended and restated memorandum and articles of association with class rights may not be amended without a resolution passed by holders of at least two thirds of the Company’s ordinary shares who are eligible to vote and attend and vote in a general meeting of the Company’s shareholders. With respect to any other matter submitted to a vote of its shareholders, including any vote in connection with the initial Business Combination, except as required by law, holders of the Founder Shares and holders of its Class A ordinary shares will vote together as a single class, with each share entitling the holder to one vote.

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

The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company). The Company will not issue fractional shares upon conversion of the rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. As a result, the holders of rights must hold rights in multiples of five (5) in order to receive shares for all of their rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Accordingly, the rights may expire worthless. As of December 31, 2025, there were a total of 5,978,000 rights outstanding, which can be converted into 1,195,600 Class A ordinary share upon consummation of the initial Business Combination.

Note 8 — Segment Information

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

	For the Three Months Ended December 31,
	2025	2024
General and administrative expenses	$417,642	$152,038
Interest earned on investments held in Trust Account	$299,353	$694,056

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these unaudited condensed consolidated financial statements were issued. Based on this review, the Company identified the following subsequent events that would require adjustment or disclosure in the financial statements.

Promissory Note – Monthly Extension

On January 2, 2026, the Monthly Extension Fee in the amount of $150,000 was deposited into the Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial business combination by one from January 3, 2026 to February 3, 2026. On February 3, 2026, the Monthly Extension Fee in the amount of $150,000 was deposited into the Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial business combination by one from February 3, 2026 to March 3, 2026. The two Monthly Extension Fees were paid by the Sponsor, accordingly, the Company issued two Extension Notes to the Sponsor, each in the principal amount of $150,000, in connection with the payment of Monthly Extension Fee, respectively.

Promissory Note – Working Capital

On January 6, 2026, the Company issued a Working Capital Note in the principal amount of up to $300,000 to the Sponsor. The proceeds of the Working Capital Note, which may be drawn down from time to time until the Company consummates its initial business combination, will be used as general working capital purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to the “Company”, “us,” “our,” or “we” refer to Eureka Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes herein.

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

In connection with the Extraordinary General Meeting, 2,819,767 Class A ordinary shares, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares”) were rendered for redemption, and approximately $29 million was released from the Trust Account (as defined below) to pay such redeeming shareholders.

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

Extensions and Extension Notes

Pursuant to the Current Charter, the Company currently has until March 3, 2026 (or up to July 3, 2026 if fully extended) to complete its business combination (the “Combination Period”). If the Company is unable to complete its initial Business Combination by the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its Board of Directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to its public rights or private placement rights, which will expire worthless if the Company fails to complete its initial Business Combination by the Combination Period.

As of the date hereof, an aggregate of $1,200,000 of the Monthly Extension Fee has been deposited into the Trust Account, among which $150,000 was paid by the Company from its working capital and $1,050,000 was paid by the Sponsor. In connection with the Sponsor’s payment of the Monthly Extension Fee, the Company issued seven unsecured promissory notes in the aggregate principal amount of $1,050,000 (the “Extension Notes”) to the Sponsor. The Extension Notes bear no interest and are payable in full upon the earlier to occur of (i) the consummation of a business combination or (ii) the date of expiry of the term of the Company. The Sponsor, has the right, but not the obligation, to convert the Extension Notes, in whole or in part, respectively, into private units (the “Extension Units”) of the Company, each consisting of one Class A Ordinary Share and one right to receive one-fifth (1/5) of one Class A Ordinary Share upon the consummation of a business combination. The number of Extension Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities as well as activities related to the IPO, searching for targets to complete a business combination and preparing the Transactions. Following the IPO, we will not generate any operating revenues until after the completion of a business combination, at the earliest. We will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Units. Since the completion of the IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the three months ended December 31, 2025, we had a net loss of $118,289, which consisted of interest income from the Trust Account of $299,353, partially offset by general and administrative expenses of $417,642. Cash used in operating activities was $168,634. Changes in operating assets and liabilities provided $249,008 of cash for operating activities.

For the three months ended December 31, 2024, we had a net income of $542,018, which consisted of interest income from the Trust Account of $694,056, partially offset by general and administrative expenses of $152,038. Cash used in operating activities was $118,321. Changes in operating assets and liabilities provided $33,717 of cash for operating activities.

Liquidity and Capital Resources

As of December 31, 2025, we had cash of $32,797 available for working capital needs. We intend to use substantially all of the net proceeds of the IPO, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

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

As of December 31, 2025, the Company had $32,797 of cash and a working capital deficit of $1,492,915. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company currently has no commitments in place to receive such financing and there is no assurance that the Company’s plans to raise capital will be successful. In addition, the Company has until July 3, 2026 to consummate the initial business combination assuming full extensions. If the Company does not complete a business combination within the Combination Period, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not be completed within the 12-month period from the issuance date of these financial statements.  In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards “Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern”, management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, along with the need to receive additional financing, raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The audited consolidated financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2025, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Critical Accounting Estimates

In preparing these unaudited condensed consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 on October 1, 2025; adoption of the ASU did not have any impact on its financial statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended December 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Not applicable to a smaller reporting company. However, factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the prospectus of our IPO (File No. 333-277780) and our annual report on Form 10-K for the fiscal year ended September 30, 2025 (the “Annual Report”) as filed with the SEC on December 15, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our prospectus and Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 6, 2025, November 4, 2025 and December 4, 2025, the Company issued three Extension Notes, each in the aggregate principal amount of $150,000 the to the Sponsor in connection with the payment of Monthly Extension Fee, respectively. The information of the Extension Notes contained under Item 2 of Part I above is incorporated herein by reference in response to this item. The issuance of the Extension Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of October 29, 2025, by and among Eureka Acquisition Corp, Marine Thinking Inc. and 17358750 Canada Inc. (incorporated herein by reference to Exhibit 2.1 to Form 8-K as filed with the Securities and Exchange Commission on November 3, 2025)
3.1	Third Amended and Restated Memorandum and Articles of Associate, dated June 30, 2025. (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on July 2, 2025)
4.1	Rights Agreement, dated July 2, 2025, between the Company and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2025).
10.1	Extension Promissory Note dated October 6, 2025, issued by the Company to Hercules Capital Management Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2025).
10.2	Support Agreement, dated as of October 29, 2025 by and among Hercules Capital Management Corp, Eureka Acquisition Corp and Marine Thinking Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2025).
10.3	Voting Agreement, dated as of October 29, 2025 by and among certain shareholders of Marine Thinking Inc., Eureka Acquisition Corp and Marine Thinking Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2025).
10.4	Form of Registration Rights Agreement, by and among Eureka Acquisition Corp, Marine Thinking Holdings Inc., Hercules Capital Management Corp and certain other parties. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2025).
10.5	Form of Lock-Up Agreement, by Hercules Capital Management Corp and certain shareholders of Marine Thinking Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2025).
10.6	Option Purchase Agreement, by and between Hercules Capital Management Corp and Marine Thinking Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2025).
10.7	Option Assignment Agreement, by and between Marine Thinking Inc. and 17323204 Canada Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2025).
10.8	Finder’s Agreement, dated April 1, 2025, by and between Eureka Acquisition Corp and Alpha Innovators Limited. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2025).
10.9	Extension Promissory Note dated November 4, 2025, issued by the Company to Hercules Capital Management Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2025).
10.10	Extension Promissory Note dated December 4, 2025, issued by the Company to Hercules Capital Management Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2025).
10.11	Sponsor Extension Promissory Note dated January 5, 2026, issued by the Company to Hercules Capital Management Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2026).
10.12	Sponsor Working Capital Note dated January 6, 2026, issued by the Company to Hercules Capital Management Corp. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2026).
10.13	Sponsor Extension Promissory Note dated February 4, 2026, issued by the Company to Hercules Capital Management Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2026).
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EUREKA ACQUISITION CORP

Date: February 10, 2026	By:	/s/ Fen Zhang
Fen Zhang
Chief Executive Officer

Date: February 10, 2026	By:	/s/ Zhechen Wang
Zhechen Wang
Chief Financial Officer