Form 10-Q
period 2026-03-31
Eureka Acquisition Corp
filed 2026-05-15
CIK 2000410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

EUREKA ACQUISITION CORP

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EUREKA ACQUISITION CORP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026 (Unaudited)	September 30, 2025 (Audited)

Assets
Current Assets
Cash	$151,622	$51,431
Prepaid expenses	51,370	47,877
Total Current Assets	202,992	99,308

Investments held in Trust Account	32,810,531	31,338,322
Total Assets	$33,013,523	$31,437,630

Liabilities, Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$259,407	$174,581
Due to related party	160,000	50,000
Due to third party - Marine Thinking (target company)	150,000	—
Promissory note – Marine Thinking (target company)	150,000	—
Promissory note – related party	1,550,000	500,000
Total Current Liabilities	2,269,407	724,581
Total Liabilities	2,269,407	724,581

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value, 390,000,000 shares authorized, 2,930,233 shares and 2,930,233 shares issued and outstanding as of March 31, 2026 and September 30, 2025, respectively	32,810,531	31,338,322

Shareholders’ Deficit
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 390,000,000 shares authorized, 458,000 shares issued and outstanding (excluding 2,930,233 shares subject to possible redemption) as of March 31, 2026 and September 30, 2025	46	46
Class B ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 1,437,500 shares issued and outstanding as of March 31, 2026 and September 30, 2025	144	144
Accumulated deficit	(2,066,605)	(625,463)
Total Shareholders’ Deficit	(2,066,415)	(625,273)
Total Liabilities, Shares Subject to Possible Redemption, and Shareholders’ Deficit	$33,013,523	$31,437,630

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EUREKA ACQUISITION CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025

General and administrative expenses	$123,500	$186,727	$541,142	$338,765
Loss from operations	(123,500)	(186,727)	(541,142)	(338,765)
Other income:
Interest earned on investments held in Trust Account	272,856	594,603	572,209	1,288,659
Income before income taxes	149,356	407,876	31,067	949,894
Income taxes provision	—	—	—	—
Net income	$149,356	$407,876	$31,067	$949,894

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	2,930,233	5,750,000	2,930,233	5,750,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.13	0.11	0.20	0.24
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	1,895,500	1,895,500	1,895,500	1,895,500
Basic and diluted net loss per share, non-redeemable Class A and Class B ordinary shares	$(0.12)	$(0.12)	$(0.30)	$(0.23)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EUREKA ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE SIX MONTHS ENDED MARCH 31, 2026

	Preference		Ordinary Shares				Additional		Total
	Shares		Class A		Class B		Paid-in	Accumulated	Shareholder’
	Shares	Amount	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Deficit
Balance as of September 30, 2025	—	$—	458,000	$46	1,437,500	$144	$—	$(625,463)	$(625,273)
Accretion of carrying value to redemption value	—	—	—	—	—	—	—	(572,209)	(572,209)
Term extension fee	—	—	—	—	—	—	—	(900,000)	(900,000)
Net income	—	—	—	—	—	—	—	31,067	31,067
Balance as of March 31, 2026	—	$—	458,000	$46	1,437,500	$144	$—	$(2,066,605)	$(2,066,415)

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

EUREKA ACQUISITION CORP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income	$31,067	$949,894
Adjustment to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(572,209)	(1,288,659)
Changes in operating assets and liabilities:
Prepaid expenses	(3,493)	(14,135)
Due to a related party	60,000	—
Accounts payable and accrued expenses	84,826	37,310
Net Cash Used in Operating Activities	(399,809)	(315,590)

Cash Flows from Investing Activities:
Cash deposited in trust account	(900,000)	—
Net Cash Used in Investing Activities	(900,000)	—

Cash Flows from Financing Activities:
Advance from related party	50,000	—
Advance from third party - Marine Thinking (target company)	150,000	—
Proceeds from issuance of promissory note to Marine Thinking (target company)	150,000	—
Proceeds from issuance of promissory note to related party	1,050,000	—
Net Cash Provided by Financing Activities	1,400,000	—

Net Change in Cash	100,191	(315,590)

Cash, beginning of period	51,431	670,352
Cash, end of period	$151,622	$354,762

Supplemental Disclosure of Cash Flow Information:
Accretion of carrying value to redemption value	$1,472,209	$2,697,208

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EUREKA ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. For the period from June 13, 2023 (inception) through March 31, 2026, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering (the “IPO”) described below, and subsequent to the IPO, identifying a target company for a Business Combination and preparing the Transactions (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Units (as defined below).

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

The Company will have until up to July 3, 2026 (if the Company fully extends the Combination Period) to complete its initial Business Combination. If the Company is unable to complete its initial Business Combination by July 3, 2026, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $50,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable)) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its Board of Directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to its public rights or private placement rights, which will expire worthless if the Company fails to complete its initial Business Combination by July 3, 2026 if fully extended.

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

On September 29, 2025, 17358750 Canada Inc., a company incorporated under the Canada Business Corporations Act and a wholly owned subsidiary of Eureka, was formed in connection with a contemplated business combination. Amalgamation Sub (as defined below) has no principal operations or revenue producing activities.

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

Extensions and Extension Notes

Pursuant to the Current Charter, the Company currently has until June 3, 2026 (or up to July 3, 2026 if fully extended) to complete its business combination. If the Company is unable to complete its initial Business Combination by the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its Board of Directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to its public rights or private placement rights, which will expire worthless if the Company fails to complete its initial Business Combination by the Combination Period.

As of the date hereof, an aggregate of $1,650,000 of the Monthly Extension Fee has been deposited into the Trust Account, among which $150,000 was paid by the Company from its working capital, $1,050,000 was paid by the Sponsor and $450,000 was paid by Marine Thinking, respectively. In connection with the payment of the Monthly Extension Fee, the Company issued seven unsecured promissory notes in the aggregate principal amount of $1,050,000 (the “Sponsor Extension Notes”) to the Sponsor, and three unsecured promissory notes in the aggregate principal amount of $450,000 to Marine Thinking (the “Target Extension Notes” and, together with the Sponsor Extension Notes”, collectively, the “Extension Notes”), respectively. The Extension Notes bear no interest and are payable in full upon the earlier to occur of (i) the consummation of a business combination or (ii) the date of expiry of the term of the Company. The payees of the Extension Notes have the right, but not the obligation, to convert the Extension Notes, in whole or in part, respectively, into private units (the “Extension Units”) of the Company, each consisting of one Class A Ordinary Share and one right to receive one-fifth (1/5) of one Class A Ordinary Share upon the consummation of a business combination. The number of Extension Units to be received by the payees in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such payee by (y) $10.00.

Going Concern Consideration

As of March 31, 2026, the Company had $151,622 of cash and a working capital deficit of $2,066,415. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company currently has no commitments in place to receive such financing and there is no assurance that the Company’s plans to raise capital will be successful. In addition, the Company has until July 3, 2026 to consummate the initial Business Combination. If the Company does not complete a Business Combination within the Combination Period, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that Business Combination might not be completed within the 12-month period from the issuance date of these financial statements.  In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards “Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern”, management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, along with the need to receive additional financing, raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including rising trade tensions between the U.S. and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. As a result of these circumstances and the ongoing global conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. Interim results three and six months ended March 31, 2026 are not necessarily indicative of results that may be expected through September 30, 2026 or for any future periods. These financial statements should be read in conjunction with the Company’s 2025 Annual Report on Form 10-K as filed with the SEC on December 15, 2025.

Principles of consolidation

The unaudited consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All transactions and balances between the Company and its subsidiaries have been eliminated upon consolidation.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2026 and September 30, 2025, the Company had $151,622 and $51,431 in cash, respectively, and none in cash equivalents for both periods.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the United States Federal Depository Insurance Coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition. As of March 31, 2026 and September 30, 2025, the Company has not experienced losses on these accounts.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. government treasury bills with a maturity of 185 days or less. These securities are presented on the balance sheet at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. Upon maturity of these U.S. government securities on December 12, 2024, the Company invested the proceeds into an interest-bearing demand deposit account, which comprised the entire balance of the Trust Account as of March 31, 2026 and earned $272,856 and $572,209 of interest income during the three and six months ended March 31, 2026, respectively. The Company earned $594,603 and $1,288,659 of interest income during the three and six months ended March 31, 2025, respectively.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as shareholders’ equity. In accordance with ASC 480-10-S99, the Company classifies the Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 5,750,000 Class A ordinary shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of Class A ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value as a charge against additional paid-in capital or, in the absence of additional paid-in capital, as a charge against retained earnings over an expected 12-month period, which is the initial period that the Company has to complete a Business Combination. The Company uses the effective interest method to calculate the periodic accretion under which the accreted redemption value equals the redemption amount on the earliest redemption date. Additionally, interest earned in the Trust Account is recognized as an increase to the redemption value immediately as it is earned. For the three and six months ended March 31, 2026, the Company recorded $272,856 and $572,209 interest income as a remeasurement of carrying value to redemption value. For the three and six months ended March 31, 2025, the Company recorded $594,603 and $1,288,659 interest income as a remeasurement of carrying value to redemption value.

Accordingly, as of March 31, 2026 and September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity on the Company’s balance sheet in the following table:

	Shares	Amount
Class A ordinary shares subject to possible redemption – September 30, 2024	5,750,000	55,929,275
Plus:
Accretion of carrying value to redemption value	—	2,180,512
Remeasurement of carrying value to redemption value	—	2,230,500
Cash deposited in trust account for term extension	—	450,000
Less:
Public shareholder redemptions	(2,819,767)	(29,451,965)
Class A ordinary shares subject to possible redemption – September 30, 2025	2,930,233	$31,338,322
Plus:
Accretion of carrying value to redemption value	—	299,353
Cash deposited in trust account for term extension	—	450,000
Class A ordinary shares subject to possible redemption – December 31, 2025	2,930,233	$32,087,675
Plus:
Accretion of carrying value to redemption value	—	272,856
Cash deposited in trust account for term extension	—	450,000
Class A ordinary shares subject to possible redemption – March 31, 2026	2,930,233	32,810,531

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

The calculation of diluted income per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Units since the exercise of the units is contingent upon the occurrence of future events. As of March 31, 2026 and September 30, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The net income (loss) per share presented in the unaudited condensed statements of operations is based on the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net income	$149,356	$407,876	$31,067	$949,894
Accretion of Class A ordinary shares to redemption value	(722,856)	(1,303,304)	(1,472,209)	(2,697,208)
Net loss including accretion of Class A ordinary shares to redemption value	$(573,500)	$(895,428)	$(1,441,142)	$(1,747,314)

	For the Three Months Ended March 31,
	2026		2025
	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(348,235)	$(225,265)	$(673,430)	$(221,998)
Accretion of Class A ordinary shares subject to possible redemption to redemption value	722,856	—	1,303,304	—
Allocation of net income (loss)	374,621	(225,265)	629,874	(221,998)

Denominator:
Basic and diluted weighted average shares outstanding	2,930,233	1,895,500	5,750,000	1,895,500
Basic and diluted net income (loss) per ordinary share	$0.13	$(0.12)	$0.11	$(0.12)

	For the Six Months Ended March 31,
	2026		2025
	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss	$(875,076)	$(566,066)	$(1,314,114)	$(433,200)
Accretion of Class A ordinary shares subject to possible redemption to redemption value	1,472,209	—	2,697,208	—
Allocation of net income (loss)	597,133	(566,066)	1,383,094	(433,200)

Denominator:
Basic and diluted weighted average shares outstanding	2,930,233	1,895,500	5,750,000	1,895,500
Basic and diluted net income (loss) per ordinary share	$0.20	$(0.30)	$0.24	$(0.23)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. The Company’s Canadian subsidiaries were formed for purposes of facilitating the proposed business combination and have not commenced substantive operations. As a result, the Company does not expect material Canadian income tax expense associated with such subsidiaries. Consequently, income taxes are not reflected in the Company’s financial statements.

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

Segment Reporting

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, formation and operational costs and interest earned on cash and investments held in Trust Account which are included in the accompanying consolidated statements of operations.

The key measures of segment profit or loss reviewed by our CODM are interest earned on demand deposits in Trust Account and general and administrative expenses. The CODM reviews interest earned on demand deposits in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formation and operational costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formation and operational costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Recent Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 clarifies the applicability of interim reporting guidance under ASC 270 and reorganizes interim disclosure requirements into a centralized framework. The amendments also introduce a disclosure principle requiring entities to disclose material events and changes occurring since the most recent annual reporting period. The guidance is effective for interim periods within fiscal years beginning after December 15, 2027 for public business entities, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2025-11 will have on its condensed financial statements and related disclosures.

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

Note 5 — Related Party Transactions

Founder Shares

On July 4, 2023 and September 29, 2023, the Sponsor acquired 100 and 1,437,400 Class B ordinary shares (the “Founder Shares”), respectively, for an aggregate purchase price of $25,000, or approximately $0.02 per share. As of March 31, 2026, there were 1,437,500 Founder Shares issued and outstanding, among which, up to 187,500 Founder Shares were subject to forfeiture if the underwriters’ over-allotment was not exercised. On July 8, 2024, the underwriters exercised their Over-Allotment Option in full, hence, all 187,500 Founder Shares were no longer subject to forfeiture.

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

Due to Related Party

The Sponsor funded part of the Company’s transaction costs related to the business combination. As of March 31, 2026 and September 30, 2025, $50,000 and nil, respectively, were outstanding. The amount is unsecured, interest-free and due on demand.

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

On August 4, 2025, September 3, 2025, October 6, 2025, November 4, 2025, December 4, 2025, January 2, 2026, and February 4, 2026 in relation to the Sponsor’s payment of the Monthly Extension Fee, the Company issued seven unsecured promissory notes (“Extension Notes”) to the Sponsor, amounting to a total of $1,050,000. Each Extension Note has a principal sum of $150,000, bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the date of expiry of the term of the Company. The Sponsor, has the right, but not the obligation, to convert the Extension Notes, in whole or in part, respectively, into the Conversion Units upon the consummation of a business combination. The number of Conversion Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

There were $1,050,000 and $300,000 Extension Notes outstanding as of March 31,2026 and September 30, 2025 respectively.

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

On August 25, 2025 and January 6, 2026, the Company issued two unsecured promissory note (the “Working Capital Note”) in the principal amount of up to $300,000 each note to the Sponsor. The proceeds of the Working Capital Note, which may be drawn down from time to time until the Company consummates its initial Business Combination, will be used as general working capital purposes.

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

As of March 31, 2026 and September 30, 2025, the Company had $500,000 and $200,000 outstanding under the Working Capital Note.

Administrative Support Services

Commencing on the effective date of the registration statement of the IPO, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company incurred $60,000 and $60,000 for the six months ended March 31, 2026 and 2025, respectively, and $30,000 and $30,000 for the six months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and September 30, 2025, the unpaid balance of administrative support service fee was $110,000 and $50,000, respectively, which were included in the balance of amount due to related party.

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

Note 7 — Shareholders’ Equity

Preference Share — The Company is authorized to issue 10,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and September 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Share — The Company is authorized to issue 390,000,000 Class A ordinary shares with $0.0001 par value. There were 458,000 Class A ordinary shares issued or outstanding, excluding 2,930,233 Class A ordinary shares subject to possible redemption as of March 31, 2026 and September 30, 2025.

Class B Ordinary Share — The Company is authorized to issue 100,000,000 Class B ordinary shares with $0.0001 par value. In July 2023 and September 2023, the Company issued an aggregate of 1,437,500 Founder Shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.02 per share, of which an aggregate of up to 187,500 shares were subject to forfeiture for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial shareholder would collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO (assuming they do not purchase any Units in the IPO and excluding the Class A ordinary shares underlying the Placement Units). As a result of the underwriters’ exercise of their over-allotment option in full on July 8, 2024, all 187,500 Class B ordinary shares were no longer subject to forfeiture. As of March 31, 2026 and September 30, 2025, there were 1,437,500 Class B ordinary shares issued and outstanding,

Prior to the initial Business Combination, only holders of Class B ordinary shares will have the right to vote in the election of directors. Holders of its Class A ordinary shares will not be entitled to vote on the election of directors during such time. These provisions of the Company’s amended and restated memorandum and articles of association with class rights may not be amended without a resolution passed by holders of at least two thirds of the Company’s ordinary shares who are eligible to vote and attend and vote in a general meeting of the Company’s shareholders. With respect to any other matter submitted to a vote of its shareholders, including any vote in connection with the initial Business Combination, except as required by law, holders of the Founder Shares and holders of its Class A ordinary shares will vote together as a single class, with each share entitling the holder to one vote.

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

The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company). The Company will not issue fractional shares upon conversion of the rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. As a result, the holders of rights must hold rights in multiples of five (5) in order to receive shares for all of their rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Accordingly, the rights may expire worthless. As of March 31, 2026, there were a total of 5,978,000 rights outstanding, which can be converted into 1,195,600 Class A ordinary share upon consummation of the initial Business Combination.

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

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
General and administrative expenses	$123,500	$186,727	$541,142	$338,765
Interest earned on investments held in Trust Account	$272,856	$594,603	$572,209	$1,288,659

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

Note 9 —Loan from Marine Thinking (the “Target”)

On March 3, 2026, in relation to the Marine Thinking’s payment of the Monthly Extension Fee, the Company issued a Target Extension Note to the Target in a principal sum of $150,000. The Target Extension Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the date of expiry of the term of the Company. The has the right, but not the obligation, to convert the Extension Note, in whole or in part, respectively, into the Conversion Units upon the consummation of a business combination. The number of Conversion Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00. As of March 31, 2026 and December 31, 2025, there were $150,000 and $0 outstanding, respectively.

On March 31, 2026, the Company received $150,000 from the Target to be used for the payment of the Monthly Extension Fee. The amount was deposited into the Trust Account on April 2, 2026, and recorded as Due to third party – Marine Thinking (target company) on the accompanying unaudited condensed consolidated balance sheet.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these unaudited condensed consolidated financial statements were issued. Based on this review, the Company identified the following subsequent events that would require adjustment or disclosure in the financial statements.

Promissory Note – Monthly Extension

On April 2, 2026, the Monthly Extension Fee in the amount of $150,000 was deposited into the Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial business combination by one from April 3, 2026 to May 3, 2026. On May 4, 2026, the Monthly Extension Fee in the amount of $150,000 was deposited into the Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial business combination by one from May 3, 2026 to June 3, 2026. The two Monthly Extension Fees were paid by the Target, and accordingly, the Company issued two Extension Notes to the Target, each in the principal amount of $150,000 on April 6, 2026 and May 4, 2026, in connection with the payment of Monthly Extension Fee, respectively.

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

At the Extraordinary General Meeting, the shareholders of the Company approved the proposal (the “Charter Amendment Proposal”) to amend the Company’s Second Amended and Restated Memorandum and Articles of Association, which provided that the Company has until July 3, 2025 to complete a business combination, and may elect to extend the period to consummate a business combination up to two times, each by an additional three-month extension, for a total of up to six months to January 3, 2026, be deleted in their entirety and the substitution in their place of the Third Amended and Restated Memorandum and Articles of Association (the “Current Charter”) to provide that the Company has until July 3, 2025 to complete a business combination, and may elect to extend the period to consummate a business combination up to 12 times, each by an additional one-month extension (the “Monthly Extension”), for a total of up to 12 months to July 3, 2026. The Company agreed that it would not withdraw any interest from the Trust Account (as defined below) for payment of dissolution expenses.

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

Extensions and Extension Notes

Pursuant to the Current Charter, the Company currently has until June 3, 2026 (or up to July 3, 2026 if fully extended) to complete its business combination (the “Combination Period”). If the Company is unable to complete its initial Business Combination by the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its Board of Directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to its public rights or private placement rights, which will expire worthless if the Company fails to complete its initial Business Combination by the Combination Period.

As of the date hereof, an aggregate of $1,650,000 of the Monthly Extension Fee has been deposited into the Trust Account, among which $150,000 was paid by the Company from its working capital, $1,050,000 was paid by the Sponsor and $450,000 was paid by Marine Thinking, respectively. In connection with the payment of the Monthly Extension Fee, the Company issued seven unsecured promissory notes in the aggregate principal amount of $1,050,000 (the “Sponsor Extension Notes”) to the Sponsor, and three unsecured promissory notes in the aggregate principal amount of $450,000 to Marine Thinking (the “Target Extension Notes” and, together with the Sponsor Extension Notes”, collectively, the “Extension Notes”), respectively. The Extension Notes bear no interest and are payable in full upon the earlier to occur of (i) the consummation of a business combination or (ii) the date of expiry of the term of the Company. The payees of the Extension Notes have the right, but not the obligation, to convert the Extension Notes, in whole or in part, respectively, into private units (the “Extension Units”) of the Company, each consisting of one Class A Ordinary Share and one right to receive one-fifth (1/5) of one Class A Ordinary Share upon the consummation of a business combination. The number of Extension Units to be received by the payees in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such payee by (y) $10.00.

Nasdaq Noncompliance Letter

On April 6, 2026, the Company received written notice (the “Notice”) from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company no longer complies with the Nasdaq Capital Market continued listing criteria set forth in Listing Rule 5550(a)(3) (the “Minimum Public Holders Rule”), which requires the Company to maintain a minimum of 300 public holders for continued listing on Nasdaq. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq.

The Notice states that the Company has 45 calendar days, or until May 21, 2026, to submit a plan to regain compliance with the Minimum Public Holders Rule. If the Company is unable to regain compliance by that date, the Company intends to submit a plan to regain compliance with the Minimum Public Holders Rule within the required timeframe. If Nasdaq accepts the Company’s compliance plan, then Nasdaq may grant the Company an extension of up to180 calendar days from the date of the Notice to evidence compliance. If Nasdaq does not accept the Company’s plan, then the Company will have the opportunity to appeal that decision to a Nasdaq Hearings Panel.

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

For the three months ended March 31, 2026, we had a net income of $149,356, which consisted of general and administrative expenses of $123,500 offset by interest income from the Trust Account of $272,856.

For the three months ended March 31, 2025, we had a net income of $407,876, which consisted of interest income from the Trust Account”) of $594,603, partially offset by general and administrative expenses of $186,727.

For the six months ended March 31, 2026, we had a net income of $31,067, which consisted of interest income from the Trust Account of $572,209, partially offset by general and administrative expenses of $541,142. Cash used in operating activities was $399,809. Changes in operating assets and liabilities provided $141,333 of cash for operating activities.

For the six months ended March 31, 2025, we had a net income of $949,894, which consisted of interest income from the Trust Account of $1,288,659, partially offset by general and administrative expenses of $338,765. Cash used in operating activities was $315,590. Changes in operating assets and liabilities provided $23,175 of cash for operating activities.

Liquidity and Capital Resources

As of March 31, 2026, we had cash of $151,622 available for working capital needs. We intend to use substantially all of the net proceeds of the IPO, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

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

As of March 31, 2026, the Company had $151,622 of cash and a working capital deficit of $2,066,415. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company currently has no commitments in place to receive such financing and there is no assurance that the Company’s plans to raise capital will be successful. In addition, the Company has until July 3, 2026 to consummate the initial business combination assuming full extensions. If the Company does not complete a business combination within the Combination Period, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not be completed within the 12-month period from the issuance date of these financial statements.  In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards “Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern”, management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, along with the need to receive additional financing, raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The audited consolidated financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2026, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Recent Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 clarifies the applicability of interim reporting guidance under ASC 270 and reorganizes interim disclosure requirements into a centralized framework. The amendments also introduce a disclosure principle requiring entities to disclose material events and changes occurring since the most recent annual reporting period. The guidance is effective for interim periods within fiscal years beginning after December 15, 2027 for public business entities, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2025-11 will have on its condensed financial statements and related disclosures.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since January 1, 2026 to the date hereof, the Company issued five Extension Notes, each in the aggregate principal amount of $150,000, including two to the Sponsor and three to Marine Thinking in connection with the payment of Monthly Extension Fee, respectively. The information of the Extension Notes contained under Item 2 of Part I above is incorporated herein by reference in response to this item. The issuance of the Extension Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Third Amended and Restated Memorandum and Articles of Associate, dated June 30, 2025. (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on July 2, 2025)
4.1	Rights Agreement, dated July 2, 2024, between the Company and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2024).
10.1	Sponsor Extension Promissory Note dated January 5, 2026, issued by the Company to Hercules Capital Management Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2026).
10.2	Sponsor Working Capital Note dated January 6, 2026, issued by the Company to Hercules Capital Management Corp. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2026).
10.3	Sponsor Extension Promissory Note dated February 4, 2026, issued by the Company to Hercules Capital Management Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2026).
10.4	Target Extension Promissory Note dated March 13, 2026, issued by the Company to Marine Thinking Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2026).
10.5	Target Extension Promissory Note dated April 6, 2026, issued by the Company to Marine Thinking Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2026).
10.6	Target Extension Promissory Note dated May 4, 2026, issued by the Company to Marine Thinking Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2026).
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EUREKA ACQUISITION CORP

Date: May 15, 2026	By:	/s/ Fen Zhang
Fen Zhang
Chief Executive Officer

Date: May 15, 2026	By:	/s/ Zhechen Wang
Zhechen Wang
Chief Financial Officer