Form 10-Q
period 2026-06-30
Eureka Acquisition Corp
filed 2026-07-23
CIK 2000410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 22, 2026, there were 2,170,601 ordinary shares issued and outstanding, including 733,101 Class A ordinary shares of the Company, par value $0.0001 per share, and 1,437,500 Class B ordinary shares of the Company, par value $0.0001 per share, issued and outstanding, respectively.

EUREKA ACQUISITION CORP

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EUREKA ACQUISITION CORP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026 (Unaudited)	September 30, 2025 (Audited)

Assets
Current Assets
Cash	$22,727	$51,431
Prepaid expenses	75,171	47,877
Total Current Assets	97,898	99,308

Investments held in Trust Account	33,539,031	31,338,322
Total Assets	$33,636,929	$31,437,630

Liabilities, Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$298,581	$174,581
Due to related party – administrative expenses	140,000	50,000
Due to related party	225,000	—
Promissory note – Marine Thinking (target company)	600,000	—
Promissory note – related party	1,550,000	500,000
Public shareholder redemption payable	30,387,444	—
Total Current Liabilities	33,201,025	724,581
Total Liabilities	33,201,025	724,581

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value, 390,000,000 shares authorized, 275,101 shares and 2,930,233 shares issued and outstanding as of June 30, 2026 and September 30, 2025, respectively	3,151,587	31,338,322

Shareholders’ Deficit
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 390,000,000 shares authorized, 458,000 shares and 458,000 shares issued and outstanding (excluding 275,101 shares and 2,930,233 shares subject to possible redemption as of June 30, 2026 and September 30, 2025, respectively)	46	46
Class B ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 1,437,500 shares issued and outstanding as of June 30, 2026 and September 30, 2025	144	144
Accumulated deficit	(2,715,873)	(625,463)
Total Shareholders’ Deficit	(2,715,683)	(625,273)
Total Liabilities, Shares Subject to Possible Redemption, and Shareholders’ Deficit	$33,636,929	$31,437,630

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EUREKA ACQUISITION CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025

General and administrative expenses	$199,268	$251,371	$740,410	$590,136
Loss from operations	(199,268)	(251,371)	(740,410)	(590,136)
Other income:
Interest earned on investments held in Trust Account	278,500	605,749	850,709	1,894,408
Income before income taxes	79,232	354,378	110,299	1,304,272
Income taxes provision	—	—	—	—
Net income	$79,232	$354,378	$110,299	$1,304,272

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	2,901,056	5,750,000	2,920,507	5,750,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.12	0.10	0.32	0.34
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	1,895,500	1,895,500	1,895,500	1,895,500
Basic and diluted net loss per share, non-redeemable Class A and Class B ordinary shares	$(0.14)	$(0.13)	$(0.43)	$(0.36)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EUREKA ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE NINE MONTHS ENDED JUNE 30, 2026

	Preference		Ordinary Shares				Additional		Total
	Shares		Class A		Class B		Paid-in	Accumulated	Shareholder’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of September 30, 2025	—	$—	458,000	$46	1,437,500	$144	$—	$(625,463)	$(625,273)
Accretion of carrying value to redemption value	—	—	—	—	—	—	—	(850,709)	(850,709)
Term extension fee	—	—	—	—	—	—	—	(1,350,000)	(1,350,000)
Net income	—	—	—	—	—	—	—	110,299	110,299
Balance as of June 30, 2026	—	$—	458,000	$46	1,437,500	$144	$—	$(2,715,873)	$(2,715,683)

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

EUREKA ACQUISITION CORP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$110,299	$1,304,272
Adjustment to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(850,709)	(1,894,408)
Changes in operating assets and liabilities:
Prepaid expenses	(27,294)	20,210
Due to a related party	90,000	10,100
Accounts payable and accrued expenses	124,000	163,648
Net Cash Used in Operating Activities	(553,704)	(396,178)

Cash Flows from Investing Activities:
Cash deposited in trust account	(1,350,000)	—
Net Cash Used in Investing Activities	(1,350,000)	—

Cash Flows from Financing Activities:
Advance from related party	225,000	—
Proceeds from issuance of promissory note to Marine Thinking (target company)	600,000	—
Proceeds from issuance of promissory note to related party	1,050,000	—
Net Cash Provided by Financing Activities	1,875,000	—

Net Change in Cash	(28,704)	(396,178)

Cash, beginning of period	51,431	670,352
Cash, end of period	$22,727	$274,174

Supplemental Disclosure of Cash Flow Information:
Accretion of carrying value to redemption value	$2,200,709	$4,020,624
Public shareholder redemption payable	$30,387,444	$29,451,965

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EUREKA ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. For the period from June 13, 2023 (inception) through June 30, 2026, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering (the “IPO”) described below, and subsequent to the IPO, identifying a target company for a Business Combination and preparing the Transactions (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Units (as defined below).

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

In conjunction with the IPO, the Company issued to the underwriter 200,000 Class A ordinary shares for no consideration (the “Representative Shares”) with an estimated fair value of $262,000. In connection with the issuance and sales of the Option Units, the Company issued an additional 30,000 Representative Shares with an estimated fair value of $39,000 to the underwriter. The fair value of the Representative Shares accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”) is included in the offering costs.

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

The Company will have until up to July 3, 2027 (if the Company fully extends the Combination Period) to complete its initial Business Combination. If the Company is unable to complete its initial Business Combination by July 3, 2027 (if fully extended), the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $50,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable)) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its Board of Directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to its public rights or private placement rights, which will expire worthless if the Company fails to complete its initial Business Combination by July 3, 2027 if fully extended.

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

 Amendment No. 1 to Business Combination Agreement with Marine Thinking

On June 12, 2026, the Company entered into an amendment No. 1 to the BCA pursuant to which the Parties agreed to revise the requirements for the post-closing directors of Eureka.

June 2025 Shareholder Meeting

On June 30, 2025, the Company held an extraordinary general meeting in lieu of an annual meeting of shareholders (the “Extraordinary General Meeting”).

At the Extraordinary General Meeting, the shareholders of the Company approved the proposal to amend the Company’s Second Amended and Restated Memorandum and Articles of Association, which provided that the Company has until July 3, 2025 to complete a business combination, and may elect to extend the period to consummate a business combination up to two times, each by an additional three-month extension, for a total of up to six months to January 3, 2026, be deleted in their entirety and the substitution in their place of the Third Amended and Restated Memorandum and Articles of Association to provide that the Company has until July 3, 2025 to complete a business combination, and may elect to extend the period to consummate a business combination up to 12 times, each by an additional one-month extension (the “Monthly Extension”), for a total of up to 12 months to July 3, 2026. The Company agreed that it would not withdraw any interest from the Trust Account for payment of dissolution expenses.

In connection with the Extraordinary General Meeting, 2,819,767 Class A ordinary shares of the Company were rendered for redemption. A public shareholder redemption payable of $29,451,965 was recorded as of June 30, 2025 and was subsequently paid from the Trust Account.

June 2026 Shareholder Meeting

On June 29, 2026, the Company held an extraordinary general meeting in lieu of an annual meeting of shareholders (the “2026 Extraordinary General Meeting”).

At the 2026 Extraordinary General Meeting, the shareholders of the Company approved the proposal to amend the Company’s Third Amended and Restated Memorandum and Articles of Association, which provided that the Company has until July 3, 2025 to complete a business combination, and may elect to extend the period to consummate a business combination up to 12 times, each by an additional Monthly Extension, for a total of up to 12 months to July 3, 2026, be deleted in their entirety and the substitution in their place of the Fourth Amended and Restated Memorandum and Articles of Association (the “Current Charter”) to provide that the Company has until July 3, 2026 to complete a business combination, and may elect to extend the period to consummate a business combination up to 12 times, each by an additional Monthly Extension, for a total of up to 12 months to July 3, 2027.

In connection with the Extraordinary General Meeting, 2,655,132 Class A ordinary shares, par value $0.0001 per share, were rendered for redemption. A public shareholder redemption payable of $30,387,444 was recorded as of June 30, 2026 and was subsequently paid from the Trust Account on July 7, 2026. Following the redemptions, 275,101 public Class A ordinary shares remained outstanding.

Trust Amendment

In connection with the 2026 Extraordinary General Meeting, the Company entered into an amendment to the trust agreement dated July 2, 2024, as amended (the “Trust Amendment”), by and between the Company and Continental Stock Transfer & Trust Company, a New York limited purpose trust company, as trustee (the “Trustee”).

The Trust Amendment provides that, among other things, for each Monthly Extension, the amount of $8,253.03 (the “Monthly Extension Fee”) shall be deposited into the Trust Account, and, in the event that the Monthly Extension Fee is not being deposited into the Trust Account by the 3rd day of each month since July 3, 2026, the Company has a period of thirty (30) days (the “Cure Period”) to pay any applicable past due payment for the Monthly Extension Fee. If the Company fails to make any applicable past due payment during the Cure Period, then the Company shall immediately cease all operations, except for the purpose of winding up, and liquidate and dissolve with the same effect as if the Company failed to complete a business combination within the prescribed timeline.

Extensions and Extension Notes

Pursuant to the Current Charter, the Company currently has until August 3, 2026 (or up to July 3, 2027 if fully extended) to complete its business combination (the “Combination Period”). If the Company is unable to complete its initial Business Combination by the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its Board of Directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to its public rights or private placement rights, which will expire worthless if the Company fails to complete its initial Business Combination by the Combination Period.

As of July 22, 2026, an aggregate of $1,808,253.03 of the Monthly Extension Fee has been deposited into the Trust Account, among which $150,000 was paid by the Company from its working capital, $1,050,000 was paid by the Sponsor and $608,253.03 was paid by Marine Thinking, respectively. In connection with the payment of the Monthly Extension Fee, the Company issued seven unsecured promissory notes in the aggregate principal amount of $1,050,000 (the “Sponsor Extension Notes”) to the Sponsor, and five unsecured promissory notes in the aggregate principal amount of $608,253.03 to Marine Thinking (the “Target Extension Notes” and, together with the Sponsor Extension Notes”, collectively, the “Extension Notes”), respectively. The Extension Notes bear no interest and are payable in full upon the earlier to occur of (i) the consummation of a business combination or (ii) the date of expiry of the term of the Company. The payees of the Extension Notes have the right, but not the obligation, to convert the Extension Notes, in whole or in part, respectively, into private units (the “Extension Units”) of the Company, each consisting of one Class A Ordinary Share and one right to receive one-fifth (1/5) of one Class A Ordinary Share upon the consummation of a business combination. The number of Extension Units to be received by the payees in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such payee by (y) $10.00.

Nasdaq Noncompliance Letter

On April 6, 2026, the Company received a written notice (the “Notice”) from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company no longer complies with the Nasdaq Capital Market continued listing criteria set forth in Listing Rule 5550(a)(3) (the “Minimum Public Holders Rule”), which requires the Company to maintain a minimum of 300 public holders for continued listing on Nasdaq. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq.

The Notice states that the Company has 45 calendar days, or until May 21, 2026, to submit a plan to regain compliance with the Minimum Public Holders Rule. On May 20, 2026, the Company submitted a plan to regain compliance with the Minimum Public Holders Rule with Nasdaq. On June 5, 2026, the Company received a notification letter from Nasdaq stating that the Nasdaq Staff had determined to grant the Company an extension of time through October 3, 2026 to regain compliance with the Minimum Public Holders Rule.

Going Concern Consideration

As of June 30, 2026, the Company had $22,727 of cash and a working capital deficit of $33,103,127 (including public shareholder redemption payable of $30,387,444). The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company currently has no commitments in place to receive such financing and there is no assurance that the Company’s plans to raise capital will be successful. In addition, the Company has until July 3, 2027 (if fully extended) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the Combination Period, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that Business Combination might not be completed within the 12-month period from the issuance date of these financial statements.  In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards “Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern”, management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, along with the need to receive additional financing, raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. Interim results three and nine months ended June 30, 2026 are not necessarily indicative of results that may be expected through September 30, 2026 or for any future periods. These financial statements should be read in conjunction with the Company’s 2025 Annual Report on Form 10-K as filed with the SEC on December 15, 2025.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2026 and September 30, 2025, the Company had $22,727 and $51,431 in cash, respectively, and none in cash equivalents for both periods.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the United States Federal Depository Insurance Coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition. As of June 30, 2026 and September 30, 2025, the Company has not experienced losses on these accounts.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. government treasury bills with a maturity of 185 days or less. These securities are presented on the balance sheet at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. Upon maturity of these U.S. government securities on December 12, 2024, the Company invested the proceeds into an interest-bearing demand deposit account, which comprised the entire balance of the Trust Account as of June 30, 2026 and earned $278,500 and $850,709 of interest income during the three and nine months ended June 30, 2026, respectively. The Company earned $605,749 and $1,894,408 of interest income during the three and nine months ended June 30, 2025, respectively.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as shareholders’ equity. In accordance with ASC 480-10-S99, the Company classifies the Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 5,750,000 Class A ordinary shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of Class A ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value as a charge against additional paid-in capital or, in the absence of additional paid-in capital, as a charge against retained earnings over an expected 12-month period, which is the initial period that the Company has to complete a Business Combination. The Company uses the effective interest method to calculate the periodic accretion under which the accreted redemption value equals the redemption amount on the earliest redemption date. Additionally, interest earned in the Trust Account is recognized as an increase to the redemption value immediately as it is earned. For the three and nine months ended June 30, 2026, the Company recorded $278,500 and $850,709 interest income as a remeasurement of carrying value to redemption value. For the three and nine months ended June 30, 2025, the Company recorded $605,749 and $1,894,408 interest income as a remeasurement of carrying value to redemption value.

Accordingly, as of June 30, 2026 and September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity on the Company’s balance sheet in the following table:

	Shares	Amount
Class A ordinary shares subject to possible redemption – September 30, 2024	5,750,000	$55,929,275
Plus:
Accretion of carrying value to redemption value	—	2,180,512
Remeasurement of carrying value to redemption value	—	2,230,500
Cash deposited in trust account for term extension	—	450,000
Less:
Public shareholder redemptions	(2,819,767)	(29,451,965)
Class A ordinary shares subject to possible redemption – September 30, 2025	2,930,233	$31,338,322
Plus:
Accretion of carrying value to redemption value	—	299,353
Cash deposited in trust account for term extension	—	450,000
Class A ordinary shares subject to possible redemption – December 31, 2025	2,930,233	$32,087,675
Plus:
Accretion of carrying value to redemption value	—	272,856
Cash deposited in trust account for term extension	—	450,000
Class A ordinary shares subject to possible redemption – March 31, 2026	2,930,233	$32,810,531
Plus:
Accretion of carrying value to redemption value	—	278,500
Cash deposited in trust account for term extension	—	450,000
Less:
Public shareholder redemptions	(2,655,132)	(30,387,444)
Class A ordinary shares subject to possible redemption – June 30, 2026	275,101	$3,151,587

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

The calculation of diluted income per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Units since the exercise of the units is contingent upon the occurrence of future events. As of June 30, 2026 and September 30, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The net income (loss) per share presented in the unaudited condensed statements of operations is based on the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net income	$79,232	$354,378	$110,299	$1,304,272
Accretion of Class A ordinary shares to redemption value	(728,500)	(1,323,416)	(2,200,709)	(4,020,624)
Net loss including accretion of Class A ordinary shares to redemption value	$(649,268)	$(969,038)	$(2,090,410)	$(2,716,352)

	For the Three Months Ended June 30,
	2026		2025
	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(392,690)	$(256,578)	$(728,791)	$(240,247)
Accretion of Class A ordinary shares subject to possible redemption to redemption value	728,500	—	1,323,416	—
Allocation of net income (loss)	335,810	(256,578)	594,625	(240,247)

Denominator:
Basic and diluted weighted average shares outstanding	2,901,056	1,895,500	5,750,000	1,895,500
Basic and diluted net income (loss) per ordinary share	$0.12	$(0.14)	$0.10	$(0.13)

	For the Nine Months Ended June 30,
	2026		2025
	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss	$(1,267,660)	$(822,750)	$(2,042,904)	$(673,448)
Accretion of Class A ordinary shares subject to possible redemption to redemption value	2,200,709	—	4,020,624	—
Allocation of net income (loss)	933,049	(822,750)	1,977,720	(673,448)

Denominator:
Basic and diluted weighted average shares outstanding	2,901,056	1,895,500	5,750,000	1,895,500
Basic and diluted net income (loss) per ordinary share	$0.32	$(0.43)	$0.34	$(0.36)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 5 — Related Party Transactions

Founder Shares

On July 4, 2023 and September 29, 2023, the Sponsor acquired 100 and 1,437,400 Class B ordinary shares (the “Founder Shares”), respectively, for an aggregate purchase price of $25,000, or approximately $0.02 per share. As of June 30, 2026, there were 1,437,500 Founder Shares issued and outstanding, among which, up to 187,500 Founder Shares were subject to forfeiture if the underwriters’ over-allotment was not exercised. On July 8, 2024, the underwriters exercised their Over-Allotment Option in full, hence, all 187,500 Founder Shares were no longer subject to forfeiture.

The Founder Shares are identical to the Class A ordinary shares included in the Public Units sold in the IPO, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) holders of the Founder Shares have the right to vote on the election of directors prior to its initial Business Combination, (ii) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, and (iii) the Sponsor, officers and directors of the Company have entered into a letter agreement with the Company, pursuant to which they have agreed (A) to waive their redemption rights with respect to the Founder Shares, Private Shares and public shares in connection with the completion of its initial Business Combination and (B) to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Shares if the Company fails to complete its initial Business Combination by July 3, 2027 (if the Company fully extends the period of time to consummate a Business Combination), although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within such time period and (iii) the Founder Shares and Private Shares are subject to registration rights. If the Company submits its initial Business Combination to its public shareholders for a vote, the Sponsor, and its officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with the Company, to vote any Founder Shares and the Private Shares held by them and any public shares purchased during or after the IPO in favor of its initial Business Combination.

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

Due to Related Party

The Sponsor funded part of the Company’s transaction costs related to the business combination. As of June 30, 2026 and September 30, 2025, $225,000 and $0 were outstanding, respectively. The amount is unsecured, interest-free and due on demand.

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

There were $1,050,000 and $300,000 Extension Notes outstanding as of June 30, 2026 and September 30, 2025 respectively.

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

On August 25, 2025 and January 6, 2026, the Company issued two unsecured promissory notes (the “Working Capital Note”) in the principal amount of up to $300,000 each note to the Sponsor. The proceeds of the Working Capital Note, which may be drawn down from time to time until the Company consummates its initial Business Combination, will be used as general working capital purposes.

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

As of June 30, 2026 and September 30, 2025, the Company had $500,000 and $200,000 outstanding under the Working Capital Note.

Administrative Support Services

Commencing on the effective date of the registration statement of the IPO, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $30,000 for the three months ended June 30, 2026 and 2025, respectively, and $90,000 and $90,000 for the nine months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and September 30, 2025, the unpaid balance of administrative support service fee was $140,000 and $50,000, respectively, which were included in the balance of amount under “Due to related party-administrative expenses”.

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

Note 7 — Shareholders’ Equity

Preference Share — The Company is authorized to issue 10,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and September 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Share — The Company is authorized to issue 390,000,000 Class A ordinary shares with $0.0001 par value. There were 458,000 Class A ordinary shares issued and outstanding, excluding 275,101 and 2,930,233 Class A ordinary shares subject to possible redemption as of June 30, 2026 and September 30, 2025, respectively.

Class B Ordinary Share — The Company is authorized to issue 100,000,000 Class B ordinary shares with $0.0001 par value. In July 2023 and September 2023, the Company issued an aggregate of 1,437,500 Founder Shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.02 per share, of which an aggregate of up to 187,500 shares were subject to forfeiture for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial shareholder would collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO (assuming they do not purchase any Units in the IPO and excluding the Class A ordinary shares underlying the Placement Units). As a result of the underwriters’ exercise of their over-allotment option in full on July 8, 2024, all 187,500 Class B ordinary shares were no longer subject to forfeiture. As of June 30, 2026 and September 30, 2025, there were 1,437,500 Class B ordinary shares issued and outstanding,

Prior to the initial Business Combination, only holders of Class B ordinary shares will have the right to vote in the election of directors. Holders of its Class A ordinary shares will not be entitled to vote on the election of directors during such time. These provisions of the Company’s amended and restated memorandum and articles of association with class rights may not be amended without a resolution passed by holders of at least two thirds of the Company’s ordinary shares who are eligible to vote and attend and vote in a general meeting of the Company’s shareholders. With respect to any other matter submitted to a vote of its shareholders, including any vote in connection with the initial Business Combination, except as required by law, holders of the Founder Shares and holders of its Class A ordinary shares will vote together as a single class, with each share entitling the holder to one vote.

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

The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company). The Company will not issue fractional shares upon conversion of the rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. As a result, the holders of rights must hold rights in multiples of five (5) in order to receive shares for all of their rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Accordingly, the rights may expire worthless. As of June 30, 2026, there were a total of 5,978,000 rights outstanding, which can be converted into 1,195,600 Class A ordinary shares upon consummation of the initial Business Combination.

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

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$199,268	$251,371	$740,410	$590,136
Interest earned on investments held in Trust Account	$278,500	$605,749	$850,709	$1,894,408

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

Note 9 —Loan from Marine Thinking (the “Target”)

On March 3, April 6, May 4 and June 8, 2026, in connection with the Target’s payment of the Monthly Extension Fees, the Company issued four unsecured promissory notes (collectively, the “Target Extension Notes”) to the Target, each in the principal amount of $150,000 and in an aggregate principal amount of $600,000. The Target Extension Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the date of expiry of the term of the Company. The Target has the right, but not the obligation, to convert the Extension Note, in whole or in part, respectively, into the Conversion Units upon the consummation of a business combination. The number of Conversion Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00. As of June 30, 2026 and December 31, 2025, there were $600,000 and $0 outstanding, respectively.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these unaudited condensed consolidated financial statements were issued. Based on this review, the Company identified the following subsequent events that would require adjustment or disclosure in the financial statements.

Payments to Redeemed Public Shareholders

Following the Extraordinary General Meeting, a total of $30,387,444 was disbursed from the Trust Account on July 7, 2026, to public shareholders who exercised their redemption rights.

Promissory Note – Monthly Extension

On July 6, 2026, the Monthly Extension Fee in the amount of $8,253.03 was deposited into the Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial business combination by one from July 3, 2026 to August 3, 2026. The Monthly Extension Fees were paid by the Target, and accordingly, the Company issued an Extension Note to the Target in the principal amount of $8,253.03 on July 7, 2026.

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

Amendment No. 1 to Business Combination Agreement with Marine Thinking

On June 12, 2026, the Company entered into an amendment No. 1 to the business combination agreement dated October 29, 2025 (as the same may be amended, supplemented or otherwise modified from time to time, the “BCA”), with Marine Thinking Inc. (“Marine Thinking”), an autonomous ship and fleet solution providing company incorporated under the Canada Business Corporations Act, and 17358750 Canada Inc., a company incorporated under the CBCA and a wholly-owned subsidiary of Eureka (the “Amalgamation Sub,” together with the Company and Marine Thinking, the “Parties, “and each, a “Party”), pursuant to which the Parties agreed to revise Section 5.19 thereof to revise the requirements for the post-closing directors of the Company.

June 2026 Shareholder Meeting

On June 29, 2026, the Company held an extraordinary general meeting in lieu of an annual meeting of shareholders (the “Extraordinary General Meeting”).

At the Extraordinary General Meeting, the shareholders of the Company approved the proposal (the “Charter Amendment Proposal”) to amend the Company’s Third Amended and Restated Memorandum and Articles of Association, which provided that the Company has until July 3, 2025 to complete a business combination, and may elect to extend the period to consummate a business combination up to 12 times, each by an additional one-month extension (the “Monthly Extension”), for a total of up to 12 months to July 3, 2026, be deleted in their entirety and the substitution in their place of the Fourth Amended and Restated Memorandum and Articles of Association (the “Current Charter”) to provide that the Company has until July 3, 2026 to complete a business combination, and may elect to extend the period to consummate a business combination up to 12 times, each by an additional one-month extension (the “Monthly Extension”), for a total of up to 12 months to July 3, 2027.

In connection with the Extraordinary General Meeting, 2,655,132 Class A ordinary shares, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares”) were rendered for redemption, and on July 7, 2026, approximately $30.39 million was released from the Trust Account (as defined below) to pay such redeeming shareholders.

Trust Amendment

In connection with the Extraordinary General Meeting, the Company entered into an amendment to the trust agreement dated July 2, 2024, as amended (the “Trust Amendment”), by and between the Company and Continental Stock Transfer & Trust Company, a New York limited purpose trust company, as trustee (the “Trustee”).

The Trust Amendment provides that, among other things, for each Monthly Extension, the amount of $8,253.03 (the “Monthly Extension Fee”) shall be deposited into the trust account of the Company (the “Trust Account”), and, in the event that the Monthly Extension Fee is not being deposited into the trust account by the 3rd day of each month since July 3, 2026, the Company has a period of thirty (30) days (the “Cure Period”) to pay any applicable past due payment for the Monthly Extension Fee. If the Company fails to make any applicable past due payment during the Cure Period, then the Company shall immediately cease all operations, except for the purpose of winding up, and liquidate and dissolve with the same effect as if the Company failed to complete a business combination within the prescribed timeline.

Extensions and Extension Notes

Pursuant to the Current Charter, the Company currently has until August 3, 2026 (or up to July 3, 2027 if fully extended) to complete its business combination (the “Combination Period”). If the Company is unable to complete its initial Business Combination by the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its Board of Directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to its public rights or private placement rights, which will expire worthless if the Company fails to complete its initial Business Combination by the Combination Period.

As of the date hereof, an aggregate of $1,808,253.03 of the Monthly Extension Fee has been deposited into the Trust Account, among which $150,000 was paid by the Company from its working capital, $1,050,000 was paid by the Sponsor and $608,253.03 was paid by Marine Thinking, respectively. In connection with the payment of the Monthly Extension Fee, the Company issued seven unsecured promissory notes in the aggregate principal amount of $1,050,000 (the “Sponsor Extension Notes”) to the Sponsor, and five unsecured promissory notes in the aggregate principal amount of $608,253.03 to Marine Thinking (the “Target Extension Notes” and, together with the Sponsor Extension Notes”, collectively, the “Extension Notes”), respectively. The Extension Notes bear no interest and are payable in full upon the earlier to occur of (i) the consummation of a business combination or (ii) the date of expiry of the term of the Company. The payees of the Extension Notes have the right, but not the obligation, to convert the Extension Notes, in whole or in part, respectively, into private units (the “Extension Units”) of the Company, each consisting of one Class A Ordinary Share and one right to receive one-fifth (1/5) of one Class A Ordinary Share upon the consummation of a business combination. The number of Extension Units to be received by the payees in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such payee by (y) $10.00.

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

The Notice states that the Company has 45 calendar days, or until May 21, 2026, to submit a plan to regain compliance with the Minimum Public Holders Rule. On May 20, 2026, the Company submitted a plan to regain compliance with the Minimum Public Holders Rule with Nasdaq. On June 5, 2026, the Company received a notification letter from Nasdaq stating that the Nasdaq Staff had determined to grant the Company an extension of time through October 3, 2026 to regain compliance with the Minimum Public Holders Rule.

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

For the three months ended June 30, 2026, we had a net income of $79,232, which consisted of interest income from the Trust Account of $278,500, partially offset by general and administrative expenses of $199,268.

For the three months ended June 30, 2025, we had a net income of $354,378, which consisted of interest income from the Trust Account of $605,749, partially offset by general and administrative expenses of $251,371.

For the nine months ended June 30, 2026, we had a net income of $110,299, which consisted of interest income from the Trust Account of $850,709, partially offset by general and administrative expenses of $740,410. Cash used in operating activities was $553,704. Changes in operating assets and liabilities provided $186,706 of cash for operating activities.

For the nine months ended June 30, 2025, we had a net income of $1,304,272, which consisted of interest income from the Trust Account of $1,894,408, partially offset by general and administrative expenses of $590,136. Cash used in operating activities was $396,178. Changes in operating assets and liabilities provided $193,958 of cash for operating activities.

Liquidity and Capital Resources

As of June 30, 2026, we had cash of $22,727 available for working capital needs. We intend to use substantially all of the net proceeds of the IPO, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

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

As of June 30, 2026, the Company had $22,727 of cash and a working capital deficit of $33,103,127 (including public shareholder redemption payable of $30,387,444). The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company currently has no commitments in place to receive such financing and there is no assurance that the Company’s plans to raise capital will be successful. In addition, the Company has until August 3, 2026 (or up to July 3, 2027, if extended) to consummate the initial business combination assuming full extensions. If the Company does not complete a business combination within the Combination Period, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not be completed within the 12-month period from the issuance date of these financial statements.  In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards “Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern”, management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, along with the need to receive additional financing, raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2026, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Recent Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 clarifies the applicability of interim reporting guidance under ASC 270 and reorganizes interim disclosure requirements into a centralized framework. The amendments also introduce a disclosure principle requiring entities to disclose material events and changes occurring since the most recent annual reporting period. The guidance is effective for interim periods within fiscal years beginning after December 15, 2027 for public business entities, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2025-11 will have on its unaudited condensed financial statements and related disclosures.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since April 1, 2026 to the date hereof, the Company issued four Extension Notes, in the aggregate principal amount of $458,253.03, to Marine Thinking in connection with the payment of Monthly Extension Fee. The information of the Extension Notes contained under Item 2 of Part I above is incorporated herein by reference in response to this item. The issuance of the Extension Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
2.1	Amendment No. 1 to Business Combination Agreement (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2026).
3.1	Fourth Amended and Restated Memorandum and Articles of Associate, dated June 29, 2026. (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on July 6, 2026).
4.1	Rights Agreement, dated July 2, 2024, between the Company and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2024).
10.1	Target Extension Promissory Note dated April 6, 2026, issued by the Company to Marine Thinking Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2026).
10.2	Target Extension Promissory Note dated May 4, 2026, issued by the Company to Marine Thinking Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2026).
10.3	Target Extension Promissory Note dated June 8, 2026, issued by the Company to Marine Thinking Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2026).
10.4	Amendment No. 2 to the Investment Management Trust Agreement dated June 30, 2026, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2026).
10.5	Target Extension Promissory Note dated July 7, 2026, issued by the Company to Marine Thinking Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2026)
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EUREKA ACQUISITION CORP

Date: July 22, 2026	By:	/s/ Fen Zhang
Fen Zhang
Chief Executive Officer

Date: July 22, 2026	By:	/s/ Zhechen Wang
Zhechen Wang
Chief Financial Officer